Form 10-Q
period 2026-09-30
Amerant Bancorp Inc.
filed 2026-11-03
CIK 1734342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 30, 2026
Class A Common Stock, $0.10 par value per share	39,017,279 shares of Class A Common Stock

AMERANT BANCORP INC. AND SUBSIDIARIES
FORM 10-Q
September 30, 2026
INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1	Financial Statements	3
	Consolidated Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	3
	Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine month periods ended September 30, 2026 and 2025 (Unaudited)	4
	Consolidated Statements of Changes in Stockholders’ Equity for the three and nine month periods ended September 30, 2026 and 2025 (Unaudited)	6
	Notes to Interim Consolidated Financial Statements (Unaudited)	9
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	53
	Cautionary Notice Regarding Forward-Looking Statements	53
	Overview	56
	Results of Operations	64
	Financial Condition	88
Item 3	Quantitative and Qualitative Disclosures About Market Risk	112
Item 4	Controls and Procedures	115
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	116
Item 1A	Risk Factors	116
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	116
Item 3	Defaults Upon Senior Securities	116
Item 4	Mine Safety Disclosures	117
Item 5	Other Information	117
Item 6	Exhibits	118
	Signatures	119

Part 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Amerant Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)	(Unaudited) September 30, 2026	December 31, 2025
Assets
Cash and due from banks and restricted cash	$61,800	$53,478
Interest earning deposits with banks	299,670	409,444
Other short-term investments	—	7,233
Cash and cash equivalents and restricted cash	361,470	470,155
Time deposits with other banks	500	—
Securities
Debt securities available for sale	2,166,041	2,024,883
Equity securities with readily determinable fair value not held for trading	2,435	2,548
Federal Reserve Bank and Federal Home Loan Bank stock	57,152	57,138
Securities	2,225,628	2,084,569
Loans held for sale, at lower of cost or fair value	95,847	80,912
Mortgage loans held for sale, at fair value	737	2,932
Loans held for investment, gross	6,976,861	6,613,391
Less: allowance for credit losses	94,845	79,276
Loans held for investment, net	6,882,016	6,534,115
Bank owned life insurance	268,052	260,644
Deferred tax assets, net	78,120	35,566
Operating lease right-of-use assets	106,083	110,588
Goodwill	19,193	19,193
Accrued interest receivable and other assets	173,999	178,344
Total assets	$10,211,645	$9,777,018
Liabilities and Stockholders' Equity
Deposits
Noninterest bearing demand	$2,081,886	$1,573,301
Interest bearing demand, savings and money market deposits	4,236,579	4,217,594
Time	1,927,207	1,996,039
Total deposits	8,245,672	7,786,934
Advances from the Federal Home Loan Bank	715,000	711,984
Senior notes	48,366	—
Subordinated notes	29,922	29,795
Junior subordinated debentures held by trust subsidiaries	64,178	64,178
Operating lease liabilities	113,939	117,456
Accounts payable, accrued liabilities and other liabilities	153,751	127,869
Total liabilities	9,370,828	8,838,216
Commitments and Contingencies (Note 11)

Stockholders’ equity
Class A common stock, $0.10 par value, 250 million shares authorized; 39,127,237 shares issued and outstanding at September 30, 2026 (40,595,273 shares issued and outstanding at December 31, 2025)	3,912	4,058
Additional paid in capital	282,446	316,067
Retained earnings	673,332	619,552
Accumulated other comprehensive loss	(118,873)	(875)
Total stockholders' equity	840,817	938,802
Total liabilities and stockholders' equity	$10,211,645	$9,777,018
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Interest income
Loans	$109,086	$121,414	$315,209	$364,601
Investment securities	29,861	26,737	86,755	68,868
Interest earning deposits with banks and other interest income	2,455	4,592	8,116	16,777
Total interest income	141,402	152,743	410,080	450,246

Interest expense
Interest bearing demand, savings and money market deposits	26,548	28,900	80,067	85,626
Time deposits	16,834	20,950	52,770	67,093
Advances from the Federal Home Loan Bank	6,098	7,316	19,879	21,746
Senior notes	147	—	147	1,020
Subordinated notes	361	362	1,084	1,084
Junior subordinated debentures	950	1,063	2,812	3,141
Securities sold under agreements to repurchase	—	—	1	1
Total interest expense	50,938	58,591	156,760	179,711
Net interest income	90,464	94,152	253,320	270,535
Provision for credit losses	6,200	14,600	18,750	39,106
Net interest income after provision for credit losses	84,264	79,552	234,570	231,429

Noninterest income
Deposits and service fees	6,184	5,056	16,475	15,161
Brokerage, advisory and fiduciary activities	5,746	4,995	16,837	14,717
Change in cash surrender value of bank owned life insurance	2,690	2,554	7,883	7,494
Cards and trade finance servicing fees	1,556	1,321	4,427	4,517
Gain on early extinguishment of advances from the Federal Home Loan Bank, net	621	—	675	—
Loan-level derivative income	536	2,372	3,241	7,084
Derivative losses, net	—	(1,383)	—	(3,235)
Securities (losses) gains, net	(26)	1,203	898	3,046
Other noninterest income	1,032	1,173	3,446	7,810
Total noninterest income	18,339	17,291	53,882	56,594

Noninterest expense
Salaries and employee benefits	36,895	35,094	104,381	104,477
Professional and other services fees	15,257	15,997	39,760	44,228
Occupancy and equipment	5,899	5,211	16,317	16,838
Telecommunication and data processing	3,428	3,155	10,592	9,559
FDIC assessments and insurance	2,701	2,549	8,023	8,681
Advertising expenses	2,378	3,987	9,591	12,441
Depreciation and amortization	1,397	1,487	4,386	4,626
(Reversals) losses on loans held for sale carried at the lower of cost or fair value, net	(65)	881	2,876	881
Other real estate owned and repossessed assets (income) expense, net	(1,308)	215	(1,793)	980
Other operating expenses	2,516	9,259	10,761	21,078
Total noninterest expenses	69,098	77,835	204,894	223,789
Income before income tax expense	33,505	19,008	83,558	64,234
Income tax expense	(7,789)	(4,252)	(18,926)	(14,518)
Net income attributable to Amerant Bancorp Inc.	$25,716	$14,756	$64,632	$49,716
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025

Other comprehensive income, net of tax
Net unrealized holding (losses) gains on debt securities available for sale arising during the period	$(93,473)	$18,553	$(116,229)	$33,029
Net unrealized holding (losses) gains on cash flow hedges arising during the period	(1,422)	82	(766)	268
Reclassification adjustment for items included in net income	(248)	(119)	(1,003)	(423)
Other comprehensive (loss) income	(95,143)	18,516	(117,998)	32,874
Comprehensive (loss) income	$(69,427)	$33,272	$(53,366)	$82,590

Earnings Per Share (Note 13):
Basic earnings per common share	$0.66	$0.35	$1.63	$1.19
Diluted earnings per common share	$0.65	$0.35	$1.62	$1.19

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Three and Nine Month Periods Ended September 30, 2026

	Common Stock		Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands, except share data)	Shares Outstanding	Issued Shares - Par Value
	Class A

Balance at December 31, 2025	40,595,273	$4,058	$316,067	$—	$619,552	$(875)	$938,802
Repurchase of Class A common stock	(859,493)	—	—	(18,708)	—	—	(18,708)
Treasury stock retired	—	(86)	(18,622)	18,708	—	—	—
Issuance of common shares for restricted stock unit vesting	94,477	9	(9)	—	—	—	—
Restricted stock and restricted stock units surrendered	(26,650)	(3)	(591)	—	—	—	(594)
Stock-based compensation expense	—	—	658	—	—	—	658
Dividends paid	—	—	—	—	(3,709)	—	(3,709)
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	17,873	—	17,873
Other comprehensive loss	—	—	—	—	—	(20,404)	(20,404)
Balance at March 31, 2026	39,803,607	$3,978	$297,503	$—	$633,716	$(21,279)	$913,918
Repurchase of Class A common stock	(690,000)	—	—	(16,359)	—	—	(16,359)
Treasury stock retired	—	(69)	(16,290)	16,359	—	—	—
Issuance of common shares for restricted stock unit vesting	51,371	5	(5)	—	—	—	—
Restricted stock and restricted stock units surrendered	(4,618)	—	(107)	—	—	—	(107)
Stock issued for employee stock purchase plan	25,933	3	557	—	—	—	560
Stock-based compensation expense	—	—	1,379	—	—	—	1,379
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	21,043	—	21,043
Dividends paid	—	—	—	—	(3,614)	—	(3,614)
Other comprehensive loss	—	—	—	—	—	(2,451)	(2,451)
Balance at June 30, 2026	39,186,293	$3,917	$283,037	$—	$651,145	$(23,730)	$914,369
Repurchase of Class A common stock	(70,592)	—	—	(2,010)	—	—	(2,010)
Treasury stock retired	—	(7)	(2,003)	2,010	—	—	—
Issuance of common shares for restricted stock unit vesting	15,428	2	(2)	—	—	—	—
Restricted stock and restricted stock units surrendered	(3,892)	—	(111)	—	—	—	(111)
Stock-based compensation expense	—	—	1,525	—	—	—	1,525
Net income attributable to Amerant Bancorp Inc.	—	—	—	—	25,716	—	25,716
Dividends paid	—	—	—	—	(3,529)	—	(3,529)
Other comprehensive loss	—	—	—	—	—	(95,143)	(95,143)
Balance at September 30, 2026	39,127,237	$3,912	$282,446	$—	$673,332	$(118,873)	$840,817

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

Amerant Bancorp Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net income	$64,632	$49,716
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	18,750	39,106
Net (discount) premium amortization on securities	(230)	1,757
Depreciation and amortization	4,386	4,626
Stock-based compensation expense	3,562	3,567
Change in cash surrender value of bank owned life insurance	(7,883)	(7,494)
Securities gains, net	(898)	(3,046)
Derivative losses, net	—	3,235
Gains on sale of loans, net	(536)	(5,257)
Losses on loans held for sale carried at the lower of cost or fair value	2,876	881
Deferred taxes and others	(2,524)	(1,103)
Gain on early extinguishment of advances from the FHLB, net	(675)	—
Proceeds from sales and repayments of loans held for sale (at fair value)	18,481	135,365
Originations and purchases of loans held for sale (at fair value)	(15,877)	(100,400)
Net changes in operating assets and liabilities:
Accrued interest receivable and other assets	5,146	1,085
Accounts payable, accrued liabilities and other liabilities	18,557	(21,540)
Net cash provided by operating activities	107,767	100,498
Cash flows from investing activities
Placement of time deposits with other banks	(500)	—
Purchases of investment securities:
Available for sale	(807,622)	(794,586)
Trading securities	—	(118,444)
Federal Home Loan Bank stock	(14,355)	(8,330)
	(821,977)	(921,360)
Maturities, sales, calls and paydowns of investment securities:
Available for sale	511,075	151,860
Trading securities	—	1,555
Federal Home Loan Bank stock	14,341	3,800
	525,416	157,215
Net (increase) decrease in loans	(605,851)	211,582
Proceeds from loan portfolio sales	218,866	58,340
Proceeds from sales of other real estate owned	6,742	2,661
Net purchases of premises and equipment and others	(1,859)	(2,534)
Proceeds from bank owned life insurance death benefit	916	—
Purchase of bank owned life insurance	—	(7,000)
Net cash used in investing activities	(678,247)	(501,096)
Cash flows from financing activities
Net increase in demand, savings and money market accounts	527,570	582,888
Net decrease in time deposits	(68,832)	(136,514)
Proceeds from advances from the Federal Home Loan Bank	620,000	380,000
Repayments of advances from the Federal Home Loan Bank	(616,982)	(293,387)
Proceeds from issuance of Senior Notes, net of issuance costs	48,355	—
Redemption of senior notes	—	(60,000)
Repurchase of common stock - Class A	(37,077)	(20,000)
Dividend paid	(10,852)	(11,405)
Disbursements arising from stock-based compensation, net	(387)	(485)
Net cash provided by financing activities	461,795	441,097
Net (decrease) increase in cash and cash equivalents and restricted cash	(108,685)	40,499

Cash, cash equivalents and restricted cash
Beginning of period	470,155	590,359
End of period	$361,470	$630,858

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

Amerant Mortgage, LLC, a mortgage lending company domiciled in Florida (“Amerant Mortgage”), and Elant Bank & Trust Ltd., a bank and trust company domiciled in George Town, Grand Cayman (the “Cayman Bank”), were subsidiaries of the Bank. The Company completed all required wind-down and dissolution activities for both entities during the third quarter of 2026, and neither entity remained an operating subsidiary of the Bank as of September 30, 2026. Amerant Mortgage was formally dissolved as of September 30, 2026 and the Cayman Bank was formally dissolved as of October 7, 2026.

Senior Notes

On September 17, 2026, the Company completed a $50.0 million registered offering of senior notes with a coupon rate of 7.00% and a maturity date of September 17, 2031 (the “Senior Notes”). The net proceeds, after direct issuance costs of $1.6 million, totaled $48.4 million. The Senior Notes are presented net of discount and direct issuance costs in the consolidated financial statements. These costs have been deferred and are being amortized over the term of the Senior Notes of five years as an adjustment to the yield. These Senior Notes are unsecured and unsubordinated, rank equally with all of our existing and future unsecured and unsubordinated indebtedness, and are senior in right of payment to all of the Company's existing and future subordinated indebtedness.

Stock Repurchase Program
The Company’s Board of Directors authorized repurchase programs in each of 2026, 2025, 2024 and 2023, pursuant to which the Company may purchase, from time to time, its shares of Class A common stock.

In January 2026, the Company announced that its Board of Directors authorized a new stock repurchase program (the “Stock Repurchase Program”), pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $40 million of its shares of Class A common stock. On October 21, 2026, the Board of Directors of the Company approved an extension of the Stock Repurchase Program from December 31, 2026 to December 31, 2027, as well as an increase of the amount available for repurchases from $40 million to $50 million. Prior to the increase, there was approximately $3 million available for repurchases under the Stock Repurchase Program.

In the nine month periods ended September 30, 2026 and 2025, the Company repurchased an aggregate of 1,620,085 and 978,750 shares of Class A common stock, respectively. The aggregate purchase price for these transactions was $37.1 million and $20.0 million in the nine month periods ended September 30, 2026 and 2025, respectively, including certain transaction costs.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
In the nine months ended September 30, 2026 and 2025, the Company’s Board of Directors authorized the cancellation of all shares of Class A common stock previously repurchased and held as treasury stock. As of September 30, 2026 and 2025, there were no shares of Class A common stock held as treasury stock.

Investments carried at cost

The Company, through Amerant SPV, has invested in equity instruments through various fintech, financial technology solutions providers and funds. During the nine months ended September 30, 2026, the Company recorded an impairment charge of $1.8 million related to its equity investment in a fintech. No significant impairment charges were recorded during the three months ended September 30, 2026. As of September 30, 2026, the Company’s remaining investment in this fintech is not considered material.

Dividends

Set forth below are the details of dividends declared and paid by the Company in the three and nine month periods ended September 30, 2026 and 2025:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Dividend Amount
07/22/2026	08/14/2026	08/28/2026	$0.09	$3.5 million
04/22/2026	05/15/2026	05/29/2026	$0.09	$3.6 million
01/22/2026	02/13/2026	02/27/2026	$0.09	$3.7 million
07/23/2025	08/15/2025	08/29/2025	$0.09	$3.8 million
04/23/2025	05/15/2025	05/30/2025	$0.09	$3.8 million
01/22/2025	02/14/2025	02/28/2025	$0.09	$3.8 million
On October 21, 2026, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s common stock. The dividend is payable on November 27, 2026, to shareholders of record at the close of business on November 13, 2026.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Segment results
As the Company’s consolidated financial information as of September 30, 2026 and December 31, 2025 conform with generally accepted accounting principles in the United States (GAAP) and the Company is managed on a single operating business segment, we collectively refer to the accompanying consolidated financial statements for the Segment Results for the measures of consolidated profit or loss, as well as consolidated total assets.

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

The guidance is effective for fiscal years beginning after December 15, 2026; early adoption is permitted. The Company early adopted this guidance, effective January 1, 2026 and applied it prospectively. As a result of this adoption, for PSL loans acquired during the three and nine month periods ended September 30, 2026, including residential and commercial loans originated at least 90 days prior to acquisition, the Company recorded an allowance for credit losses of $2.5 million and $4.8 million, respectively, at the date of acquisition.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements

2. Cash and Cash Equivalents and Time Deposits with other Banks
a) Cash and Cash Equivalents and Restricted Cash

At September 30, 2026 and December 31, 2025, interest earning deposits with banks of approximately $299.7 million and $409.4 million, respectively, are mainly comprised of deposits with the Federal Reserve. At September 30, 2026 and December 31, 2025, the average interest rate on these deposits was approximately 3.70% and 4.28%, respectively. These deposits have no stated maturity dates.

Short term investments include U. S. Treasury bills that have a stated maturity of 90 days or less and, as such, are deemed cash and cash equivalents. As of September 30, 2026, there were no Treasury bills deemed cash and cash equivalents, compared to approximately $7.2 million as of December 31, 2025, with an average yield of 4.14%.

At September 30, 2026 and December 31, 2025, the Company had restricted cash balances of $28.7 million and $6.2 million, respectively, which are included within cash and due from banks and restricted cash in the Company’s consolidated balance sheets. These balances include cash pledged as collateral, by other banks to us, to secure derivatives’ margin calls. This cash pledged as collateral also represents an obligation, by the Bank, to repay according to margin requirements. At September 30, 2026 and December 31, 2025, this obligation was $28.1 million and $5.3 million, respectively, which is included as part of other liabilities in the Company’s consolidated balance sheets. In addition, we have cash balances pledged as collateral to secure the issuance of letters of credit by other banks on behalf of our customers.

b) Time Deposits with Other Banks

Time deposits with other banks consist of certificates of deposits with original maturities greater than three months and are carried at cost. At September 30, 2026, the Company had a certificate of deposit of approximately $0.5 million, compared to no balances at December 31, 2025.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
3. Securities
a) Debt Securities
Debt securities available for sale
The Company’s investments in debt securities primarily consist of mortgage-backed securities (“MBS”). The following tables present granular information such as amortized cost, allowance for credit losses and approximate fair values of all debt securities available for sale:

	September 30, 2026
	Amortized Cost	Gross Unrealized		Allowance for Credit Losses	Estimated Fair Value
(in thousands)		Gains	Losses
U.S. Government agency and sponsored enterprise residential MBS	$2,073,302	$27	$(145,716)	$—	$1,927,613
U.S. Treasury Securities (1)	21,869	$—	(2,227)	—	19,642
U.S. Government agency and sponsored enterprise commercial MBS	148,075	—	(9,684)	—	138,391
U.S. Government agency and sponsored enterprise obligations	79,737	1	(824)	—	78,914
Municipal Bonds (2)	1,732	—	(251)	—	1,481
Total debt securities available for sale (3)	$2,324,715	$28	$(158,702)	$—	$2,166,041
__________________

(1)Consists of U.S. Treasury notes with a fair value of $19.6 million and amortized cost of $21.9 million, respectively.
(2)Consists of MBS securities with a fair value of $1.5 million and an amortized cost of $1.7 million, respectively.
(3)Excludes accrued interest receivable of $9.9 million as of September 30, 2026, which is included as part of accrued interest receivable and other assets in the Company’s consolidated balance sheet. The Company did not record any write offs on accrued interest receivable related to these securities in the three and nine month periods ended September 30, 2026.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
There were no investments in foreign sovereign debt securities, foreign government agency debt securities, or foreign corporate bonds available for sale at September 30, 2026 and December 31, 2025.
In the three and nine month periods ended September 30, 2026, proceeds from sales, redemptions and calls, gross realized gains, and gross realized losses of debt securities available for sale were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2026	2026
Proceeds from sales, redemptions and calls of debt securities available for sale	$198,220	$333,719

Gross realized gains	16	851
Gross realized losses	—	—
Realized gains, net	$16	$851

In the three and nine month periods ended September 30, 2025, there were no sales, calls or redemptions of debt securities available for sale.
The Company’s investment in debt securities available for sale with unrealized losses aggregated by the length of time that individual securities have been in a continuous unrealized loss position, are summarized below:

	September 30, 2026
	Less Than 12 Months			12 Months or More			Total
(in thousands, except securities count)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Government agency and sponsored enterprise residential MBS	386	$1,594,672	$(104,636)	247	$329,723	$(41,080)	$1,924,395	$(145,716)
U.S. Government agency and sponsored enterprise commercial MBS	19	85,356	(4,678)	27	53,035	(5,006)	138,391	(9,684)
U.S. Government agency and sponsored enterprise obligations	12	66,411	(637)	41	9,839	(187)	76,250	(824)
Municipal bonds	1	336	(24)	2	1,145	(227)	1,481	(251)
U.S. Treasury Securities	4	19,642	(2,227)	—	—	—	19,642	(2,227)
	422	$1,766,417	$(112,202)	317	$393,742	$(46,500)	$2,160,159	$(158,702)

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31, 2025
	Less Than 12 Months			12 Months or More			Total
(in thousands, except securities count)	Number of Securities	Estimated Fair Value	Unrealized Loss	Number of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Government agency and sponsored enterprise residential MBS	40	$98,114	$(197)	275	$444,110	$(20,467)	$542,224	$(20,664)
U.S. Government agency and sponsored enterprise commercial MBS	2	8,900	(56)	30	69,498	(2,457)	78,398	(2,513)
U.S. Government agency and sponsored enterprise obligations	7	33,417	(407)	42	11,757	(253)	45,174	(660)
Municipal Bonds	—	—	—	3	1,669	(63)	1,669	(63)
	49	$140,431	$(660)	350	$527,034	$(23,240)	$667,465	$(23,900)

U.S. Government Sponsored Enterprise Debt Securities, U.S. Government Agency Debt Securities and U.S. Treasury Securities.

At September 30, 2026 and December 31, 2025, the Company held certain debt securities issued or guaranteed by the U.S. government and U.S. government-sponsored entities and agencies. In addition, as of September 30, 2026 and December 31, 2025, the Company held U.S. Treasury securities, which have an explicit government guarantee. The Company does not intend to sell impaired debt securities in these categories, if any, and it is more likely than not that it will not be required to sell those securities before their anticipated recovery. The Company evaluates these securities for credit losses by reviewing current market conditions, the extent and nature of changes in fair value, credit ratings, default and delinquency rates and current analysts’ evaluations. The Company believes the decline in fair value on certain of these debt securities is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. As a result, the Company did not record an Allowance for Credit Losses, or ACL, on these securities as of September 30, 2026 and December 31, 2025.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Contractual maturities

Contractual maturities of debt securities at September 30, 2026 are as follows:

	Available for Sale
(in thousands)	Amortized Cost	Estimated Fair Value
Within 1 year	$2,695	$2,662
After 1 year through 5 years	48,371	47,106
After 5 years through 10 years	90,106	85,879
After 10 years	2,183,543	2,030,394
	$2,324,715	$2,166,041
Actual maturities of debt securities available for sale may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

b) Equity securities with readily available fair value not held for trading
As of September 30, 2026 and December 31, 2025, the Company had an equity security with readily available fair value not held for trading with an original cost and fair value of $2.4 million and $2.5 million, respectively. These equity securities have no stated maturities. There were no significant unrealized gains and losses related to these equity securities in the three and nine month periods ended September 30, 2026 and 2025.

c) Securities Pledged

As of September 30, 2026 and December 31, 2025, the Company had $44.0 million and $62.7 million, respectively, in securities pledged as collateral. These securities were pledged to secure public funds, advances from the Federal Home Loan Bank and for other purposes as permitted by law.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
4.Loans
a) Loans held for investment
Loans held for investment consist of the following loan classes:

(in thousands)	September 30, 2026	December 31, 2025
Real estate loans
Commercial real estate
Nonowner occupied	$1,468,739	$1,591,861
Multi-family residential	220,001	322,447
Land development and construction loans	500,872	534,028
	2,189,612	2,448,336
Single-family residential	2,159,674	1,515,181
Owner occupied	710,758	809,336
	5,060,044	4,772,853
Commercial loans	1,657,316	1,446,406
Loans to financial institutions and acceptances	49,502	148,602
Consumer loans and overdrafts	209,999	245,530
Total loans held for investment, gross (1) (2)	$6,976,861	$6,613,391
_________________
(1)Excludes accrued interest receivable.
(2)Includes international loans for which the country of risk is primarily Venezuela. All international loans are denominated in and payable in U.S. dollars and represent less than 10% of total assets and total loans held for investment at any of the periods shown. Management does not consider these balances to represent a significant concentration of credit risk.

At September 30, 2026 and December 31, 2025, loans with outstanding principal balances of $1.3 billion and $1.6 billion, respectively, were pledged as collateral to secure advances from the FHLB.

The amounts in the table above include loans held for investment under syndication facilities for approximately $736.4 million and $434.9 million at September 30, 2026 and December 31, 2025, respectively, which include Shared National Credit (“SNC”), facilities and agreements to enter into credit agreements with other lenders (club deals) and other agreements.

In the three and nine months periods ended September 30, 2026, the Company purchased residential loans held for investment of $230.4 million and $736.6 million, respectively, and syndicated commercial loans held for investment of $99.9 million and $210.5 million, respectively. There were no significant purchases of loans held for investment in the three and nine months periods ended September 30, 2025.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The age analyses of the loan portfolio by class as of September 30, 2026 and December 31, 2025, are summarized in the following tables:

	September 30, 2026
	Total Loans, Net of Unearned Income		Loans Past Due
(in thousands)		Current Loans	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Non-owner occupied	$1,468,739	$1,468,260	$116	$100	$263	$479
Multi-family residential	220,001	218,986	638	—	377	1,015
Land development and construction loans	500,872	500,872	—	—	—	—
	2,189,612	2,188,118	754	100	640	1,494
Single-family residential	2,159,674	2,118,678	27,834	6,382	6,780	40,996
Owner occupied	710,758	700,301	1,274	3,262	5,921	10,457
	5,060,044	5,007,097	29,862	9,744	13,341	52,947
Commercial loans	1,657,316	1,631,383	9,209	646	16,078	25,933
Loans to financial institutions and acceptances	49,502	49,502	—	—	—	—
Consumer loans and overdrafts	209,999	209,083	481	212	223	916
	$6,976,861	$6,897,065	$39,552	$10,602	$29,642	$79,796

	December 31, 2025
	Total Loans, Net of Unearned Income		Loans Past Due
(in thousands)		Current Loans	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due
Real estate loans
Commercial real estate
Nonowner occupied	$1,591,861	$1,589,553	$1,023	$—	$1,285	$2,308
Multi-family residential	322,447	322,447	—	—	—	—
Land development and construction loans	534,028	534,028	—	—	—	—
	2,448,336	2,446,028	1,023	—	1,285	2,308
Single-family residential	1,515,181	1,502,977	4,385	1,239	6,580	12,204
Owner occupied	809,336	804,236	1,085	593	3,422	5,100
	4,772,853	4,753,241	6,493	1,832	11,287	19,612
Commercial loans	1,446,406	1,425,574	6,210	2,090	12,532	20,832
Loans to financial institutions and acceptances	148,602	148,602	—	—	—	—
Consumer loans and overdrafts	245,530	243,526	823	653	528	2,004
	$6,613,391	$6,570,943	$13,526	$4,575	$24,347	$42,448

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Nonaccrual status
The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days and still accruing as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
(in thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With Related Allowance	Total Nonaccrual Loans	Loans Past Due Over 90 Days and Still Accruing
Real estate loans
Commercial real estate
Nonowner occupied	$—	$4,677	$4,677	$—
Multi-family residential	—	377	377	—
	—	5,054	5,054	—
Single-family residential	15,040	16,037	31,077	179
Owner occupied	19,011	5,822	24,833	1,220
	34,051	26,913	60,964	1,399
Commercial loans	48,409	31,043	79,452	—
Consumer loans and overdrafts	7,663	4	7,667	—
Total	$90,123	$57,960	$148,083	$1,399

	As of December 31, 2025
(in thousands)	Nonaccrual Loans With No Related Allowance	Nonaccrual Loans With Related Allowance	Total Nonaccrual Loans (1)	Loans Past Due Over 90 Days and Still Accruing
Real estate loans
Commercial real estate
Nonowner occupied	$4,025	$263	$4,288	$—
	4,025	263	4,288	—
Single-family residential	15,387	10,695	26,082	—
Owner occupied	24,931	3,802	28,733	730
	44,343	14,760	59,103	730
Commercial loans	74,816	8,945	83,761	2,372
Consumer loans and overdrafts	9,204	—	9,204	—
Total (1)	$128,363	$23,705	$152,068	$3,102
__________________
(1)Excludes land development and construction in nonaccrual status with a carrying value of $16.2 million as of December 31, 2025, which were classified as held for sale carried at the lower of cost or fair value at that date. These loans were sold in January 2026.

The Company did not recognize any interest income on nonaccrual loans during the three and nine month periods ended September 30, 2026 and 2025.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements

b) Loans held for sale

(in thousands)	September 30, 2026	December 31, 2025
Loans held for sale at the lower of cost or fair value
Real estate loans
Commercial real estate
Non-owner occupied	$59,826	$43,406
Land development and construction loans	23,626	22,339
	83,452	65,745
Owner occupied	$12,395	$15,167
Total loans held for sale at the lower of cost or fair value (1)	95,847	80,912

Mortgage loans held for sale at fair value
Single-family residential	737	2,932
Total Mortgage loans held for sale at fair value	737	2,932
Total loans held for sale (2)	$96,584	$83,844
_________________

(1) As of September 30, 2026 and December 31, 2025, these loans were rated Pass and Substandard, respectively.
(2) Excludes accrued interest receivable.

c) Significant Transfers to Held For Sale and Loan Sales

In the three months ended September 30, 2026, there were no significant loan transfers from held for investment to held for sale. In the nine months ended September 30, 2026, the Company transferred commercial real estate, owner occupied and residential loans with a carrying value of $232.6 million from held for investment to held for sale, at the lower of cost or fair value.

In addition to sales related to mortgage banking activities in the third quarter and first nine months of 2026, the Company sold loans for net proceeds of approximately $63.7 million and $218.9 million, respectively, mainly consisting of real estate and commercial loans. In the third quarter and first nine months of 2025, the Company sold loans for net proceeds of $33.8 million and $58.3 million, respectively, primarily commercial and real estate loans. See the Company’s consolidated statement of cash flows for more information on the sale of mortgage loans held for sale.
As a result of the above transfers and sale of loans, the Company recognized reversal of losses totaling $0.1 million and net losses of $2.9 million during the third quarter and first nine months of 2026, respectively, which are included in the Company's results of operations as losses on loans held for sale carried at the lower of cost or fair value. In the third quarter and first nine months of 2025, the Company recognized gains on loan sales of $0.1 million and $3.3 million, respectively. In addition, in the three and nine month periods ended September 30, 2025, the Company had a loss of $0.9 million on the sale of a loan carried at the lower of cost or fair value.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
d) Concentration of risk

While seeking diversification of our loan portfolio held for investment and held for sale, the Company is dependent mostly on the economic conditions that affect South and Central Florida, Tampa, and the greater Houston and New York City areas, especially the five New York City boroughs. At September 30, 2026, our commercial real estate loans held for investment based in South Florida, Tampa and Central Florida, New York, Houston, and other regions were $1.4 billion, $276 million, $106 million, $176 million and $281 million, respectively.

e) Accrued interest receivable on loans

Accrued interest receivable on total loans, including loans held for investment and held for sale, was $28.9 million and $24.3 million as of September 30, 2026 and December 31, 2025, respectively.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
5.Allowance for Credit Losses
The analyses by loan segment of the changes in the allowance for credit losses (“ACL”) for loans for the three and nine month periods ended September 30, 2026 and 2025 is summarized in the following tables:

	Three Months Ended September 30, 2026
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$24,435	$37,859	$—	$23,205	$85,499
(Reversal of) provision for credit losses - loans	(2,306)	14,164	—	(2,958)	8,900
Initial ACL on acquired PSLs (1)	—	1,605		876	2,481
Loans charged-off	—	(3,097)	—	(826)	(3,923)
Recoveries	15	1,498	—	375	1,888
Balance at end of the period	$22,144	$52,029	$—	$20,672	$94,845
_________________
(1)The ACL relates to residential and commercial loans purchased with an aggregate principal balance of $190.6 million that were identified as PSL at the acquisition date. The Company adopted new accounting guidance related to PSLs effective January 1, 2026. See “Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies” for additional information.

	Nine Months Ended September 30, 2026
(in thousands)	Real Estate	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of the period	$23,117	$34,353	$—	$21,806	$79,276
(Reversal of) provision for credit losses - loans	(1,027)	21,335	—	1,092	21,400
Day 1 PSL adjustment (1)	—	3,092	—	1,749	4,841
Loans charged-off	—	(13,311)	—	(5,256)	(18,567)
Recoveries	54	6,560	—	1,281	7,895
Balance at end of the period	$22,144	$52,029	$—	$20,672	$94,845
_________________
(1)The ACL relates to residential and commercial loans purchased with an aggregate principal balance of $376.8 million that were identified as PSL at the acquisition date. The Company adopted new accounting guidance related to PSLs effective January 1, 2026. See “Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies” for additional information.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

The ACL was determined utilizing a reasonable and supportable forecast period. It was calculated using a weighted-average of various economic scenarios provided by a third-party and incorporated qualitative components. There have not been material changes in our policies and methodology to estimate the ACL in the nine months ended September 30, 2026.
The ACL as a percentage of total loans held for investment was 1.36% at September 30, 2026 compared to 1.20% at December 31, 2025.
In the third quarter of 2026, the provision for credit losses on loans totaled $8.9 million, primarily driven by net increases from (i) $12.6 million in specific reserves, (ii) $2.0 million in additional reserves for charge-offs, and (iii) $0.2 million due to loan growth. These increases were partially offset by a $6.0 million decrease due to changes in credit quality and macroeconomic factors.
In the first nine months of 2026, provision for credit losses on loans totaled $21.4 million, primarily driven by $16.5 million net increase in specific reserves, and $9.2 million in additional reserves for charge-offs. These increases were partially offset by $2.5 million release attributable to changes in credit quality and macroeconomic factors and a $1.8 million release related to loans held for investment volume changes.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For PSLs for which expected credit losses are measured using methods other than discounted cash flows, management evaluated the optional election under PSL accounting guidance to measure the initial allowance based on amortized cost. However, this election was not made for loans purchased in the first nine months of 2026. Under PSL guidance, this election is made on an acquisition-by-acquisition basis.

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
In the nine months ended September 30, 2026, the Company modified one CRE loan relationship related to a borrower experiencing financial difficulties. The modification consisted of a combination of an interest rate reduction and a term extension, with no significant financial effect. At September 30, 2026, this loan relationship had an amortized cost of $15.8 million, or 0.9%, of total CRE loans held for investment, and remained current and on accrual status. As of December 31, 2025, there were no outstanding balances related to loan modifications to borrowers experiencing financial difficulties. The Company had no new loan modifications to borrowers experiencing financial difficulty during the nine months ended September 30, 2025.
There were no modified loans to borrowers that had experienced financial difficulty that defaulted in the three and nine month periods ended September 30, 2026 and 2025 and had been modified within 12 months preceding the payment default.
Credit Risk Quality

The sufficiency of the ACL is reviewed at least quarterly by the Executive Credit Officer and the Chief Financial Officer. The Board of Directors considers the ACL as part of its review of the Company’s consolidated financial statements. As of September 30, 2026 and December 31, 2025, the Company believes the ACL to be sufficient to absorb expected credit losses in the loans portfolio in accordance with GAAP.
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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Loans held for investment by Credit Quality Indicators
The following tables present Loans held for investment by credit quality indicators and year of origination as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Term Loans
	Amortized Cost Basis by Origination Year
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Real estate loans
Commercial real estate
Nonowner occupied
Credit Risk Rating:
Nonclassified
Pass	$207,026	$203,376	$244,032	$105,226	$56,779	$479,961	$76,085	$1,372,485
Special Mention	—	—	21,761	—	1,015	45,514	7,510	75,800
Classified
Substandard	—	—	—	—	17,856	216	2,382	20,454
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Nonowner occupied	207,026	203,376	265,793	105,226	75,650	525,691	85,977	1,468,739

Multi-family residential
Credit Risk Rating:
Nonclassified
Pass	25,107	19,785	7,628	1,466	33,538	130,679	1,421	219,624
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	377	—	377
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multi-family residential	25,107	19,785	7,628	1,466	33,538	131,056	1,421	220,001

Land development and construction loans
Credit Risk Rating:
Nonclassified
Pass	4,089	205,442	146,020	11,426	1,142	10,295	86,557	464,971
Special Mention	—	—	35,901	—	—	—	—	35,901
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total land development and construction loans	4,089	205,442	181,921	11,426	1,142	10,295	86,557	500,872

Single-family residential
Credit Risk Rating:
Nonclassified
Pass	733,757	140,955	201,081	154,151	345,637	225,839	324,677	2,126,097
Special Mention	—	—	—	—	2,500	—	—	2,500
Classified
Substandard	—	—	15,915	4,278	5,770	2,877	2,237	31,077
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Single-family residential	733,757	140,955	216,996	158,429	353,907	228,716	326,914	2,159,674

Owner occupied
Credit Risk Rating:
Nonclassified
Pass	71,479	100,405	65,467	59,712	87,305	222,604	37,344	644,316
Special Mention	—	—	—	2,408	—	2,556	—	4,964
Classified
Substandard	—	2,120	41,672	2,052	7,916	3,078	4,640	61,478
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total owner occupied	71,479	102,525	107,139	64,172	95,221	228,238	41,984	710,758

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	September 30, 2026
	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Non-real estate loans
Commercial Loans
Credit Risk Rating:
Nonclassified
Pass	$53,105	$310,963	$224,107	$54,141	$51,633	$148,451	$721,444	$1,563,844
Special Mention	—	530	—	—	—	1,025	—	1,555
Classified
Substandard	6,072	17,675	37,441	7,417	14,102	401	8,809	91,917
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial Loans	59,177	329,168	261,548	61,558	65,735	149,877	730,253	1,657,316

Loans to financial institutions and acceptances
Credit Risk Rating:
Nonclassified
Pass	—	—	5,108	—	—	—	44,394	49,502
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans to financial institutions and acceptances	—	—	5,108	—	—	—	44,394	49,502

Consumer loans
Credit Risk Rating:
Nonclassified
Pass	3,356	1,080	7,865	5,613	16,904	1,413	166,101	202,332
Special Mention	—	—	—	—	—	—	—	—
Classified
Substandard	—	—	7,419	49	185	12	2	7,667
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total consumer loans and overdrafts	3,356	1,080	15,284	5,662	17,089	1,425	166,103	209,999
Total loans held for investment, gross	$1,103,991	$1,002,331	$1,061,417	$407,939	$642,282	$1,275,298	$1,483,603	$6,976,861

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following tables present gross charge-offs by year of origination for the periods presented:

	Three Months Ended September 30, 2026
	Term Loans Charge-offs by Origination Year
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Charge-Offs	Total
Quarter-To-Date Gross Charge-offs
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family residential	—	—	—	—	—	—	—	—
Land development and construction loans	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—
Single-family residential	—	—	—	—	—	—	—	—
Owner occupied	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—
Commercial loans	—	—	—	—	2,424	673	—	3,097
Loans to financial institutions and acceptances	—	—	—	—	—	—	—	—
Consumer loans and overdrafts	111	—	—	272	387	56	—	826
Total Quarter-To-Date Gross Charge-Offs	$111	$—	$—	$272	$2,811	$729	$—	$3,923

	Nine Months Ended September 30, 2026
	Term Loans Charge-offs by Origination Year
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Charge-Offs	Total
Year-To-Date Gross Charge-offs
Real estate loans
Commercial real estate
Nonowner occupied	$—	$—	$—	$—	$—	$—	$—	$—
Multi-family residential	—	—	—	—	—	—	—	—
Land development and construction loans	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—
Single-family residential	—	—	—	—	—	—	—	—
Owner occupied	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—
Commercial loans	—	3,614	3,266	—	2,943	3,488	—	13,311
Loans to financial institutions and acceptances	—	—	—	—	—	—	—	—
Consumer loans and overdrafts	222	5	—	2,701	1,856	472	—	5,256
Total Year-To-Date Gross Charge-Offs	$222	$3,619	$3,266	$2,701	$4,799	$3,960	$—	$18,567

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

As of September 30, 2026 and December 31, 2025, the Company’s individually evaluated loans, totaled $191.0 million and $259.3 million, respectively.

Collateral -Dependent Loans
The following tables present the amortized cost basis of collateral dependent loans related to borrowers experiencing financial difficulty by type of collateral as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
	Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Specific Reserves
Real estate loans
Commercial real estate
Nonowner occupied (1)	$19,975	$—	$—	$19,975	$1,079
Multi-family residential	—	—	—	—	—
Land development and construction loans	—	—	—	—	—
	19,975	—	—	19,975	1,079
Single-family residential (2)	—	15,040	—	15,040	—
Owner occupied (3)	54,948	—	—	54,948	499
	74,923	15,040	—	89,963	1,578
Commercial loans (4)	416	—	12,146	12,562	1,811
Loans to financial institutions and acceptances	—	—	—	—	—
Consumer loans and overdrafts	—	—	7,418	7,418	—
Total	$75,339	$15,040	$19,564	$109,943	$3,389

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
_________________
(1)Weighted-average loan-to-value was approximately 79.9% at September 30, 2026.
(2)Weighted-average loan-to-value was approximately 59.5% at September 30, 2026.
(3)Weighted-average loan-to-value was approximately 67.6% at September 30, 2026.
(4)Weighted-average loan-to-value was approximately 26.5% at September 30, 2026.

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
(2)Weighted-average loan-to-value was approximately 33.2% at December 31, 2025.
(3)Weighted-average loan-to-value was approximately 73.7% at December 31, 2025.
(4)Weighted-average loan-to-value was approximately 72.7% at December 31, 2025.
(5)Weighted-average loan-to-value was approximately 77.1% at December 31, 2025.

Other Individually Evaluated Loans
As of September 30, 2026 and December 31, 2025, in addition to collateral dependent loans, the Company individually evaluated loans under the cash flow method with amortized cost balances of $81.1 million and $84.5 million, respectively, and related specific reserves of $15.0 million and $2.4 million, respectively. As of September 30, 2026, the $81.1 million balance consisted of $79.0 million in commercial loans and $2.1 million in owner-occupied loans, while the December 31, 2025 balance consisted entirely of commercial loans. Additionally, as of September 30, 2026, there were no unsecured commercial loans individually evaluated compared to $0.2 million, of unsecured commercial loans as of December 31, 2025, which were 100% reserved.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
6.Time Deposits
Time deposits in denominations of $100,000 or more amounted to approximately $1.2 billion and $1.3 billion at September 30, 2026 and December 31, 2025, respectively. Time deposits in denominations of more than $250,000 amounted to approximately $688 million and $760 million at September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, brokered time deposits amounted to $497.4 million and $436 million, respectively.

Large Time Deposits by Maturity

The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
(in thousands, except percentages)
Less than 3 months	$480,974	40.8%	$406,673	31.4%
3 to 6 months	403,874	34.2%	382,427	29.5%
6 to 12 months	227,351	19.3%	415,755	32.1%
1 to 3 years	60,382	5.1%	77,859	6.0%
Over 3 years	6,759	0.6%	13,520	1.0%
Total	$1,179,340	100.0%	$1,296,234	100.0%

7.Advances From the Federal Home Loan Bank
At September 30, 2026 and December 31, 2025, the Company had outstanding advances from the FHLB as follows:

			Outstanding Balance
Year of Maturity	Interest Rate	Interest Rate Type	September 30, 2026	December 31, 2025
			(in thousands)
2026	3.92% to 4.10%	Fixed	280,000	—
2028	4.05% to 4.38%	Fixed	—	206,984
2029	3.54% to 4.45%	Fixed	435,000	505,000
Total (1) (2)			$715,000	$711,984
_______________
(1)As of September 30, 2026 and December 31, 2025, includes advances from the FHLB with quarterly callable features totaling $435.0 million, with fixed interest rates ranging from 3.67% to 3.76% and 3.54% to 3.76%, respectively, and maturing in 2029.
(2)During the nine months ended September 30, 2026, the Company recorded early repayment of approximately $417.0 million of advances from the FHLB, which resulted in a recorded gain of $0.7 million as a result of the transactions.

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
At September 30, 2026 and December 31, 2025, the notional amounts and fair values of the Company’s derivative instruments were as follows:

	September 30, 2026				December 31, 2025
(in thousands)	Number of contracts	Notional Amounts	Other Assets	Other Liabilities	Number of contracts	Notional Amounts	Other Assets	Other Liabilities
Derivatives designated as hedging instruments
Interest rate swaps designated as cash flow hedges	8	$314,178	$2,577	$3,297	6	$114,178	$486	$—
Interest rate floor designated as cash flow hedges	1	100,000	615	—	—	—	—	—
	9	414,178	3,192	3,297	6	114,178	$486	$—
Customer Derivatives not designated as hedging instruments
Interest rate swaps:
Customers	140	1,337,518	418	43,309	145	1,438,417	17,343	18,546
Third party broker	140	1,337,518	43,309	418	145	1,438,417	18,546	17,343
	280	2,675,036	43,727	43,727	290	2,876,834	35,889	35,889
Credit risk participation agreements	43	121,182	—	—	13	155,715	—	—
Interest rate caps:
Customers	9	110,815	—	759	5	72,301	—	164
Third party broker	9	110,815	759	—	5	72,301	164	—
	18	221,630	759	759	10	144,602	164	164
Total derivatives not designated as hedging instruments	341	$3,017,848	$44,486	$44,486	313	$3,177,151	$36,053	$36,053
Total derivative instruments	350	$3,432,026	$47,678	$47,783	319	$3,291,329	$36,539	$36,053

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
At September 30, 2026 and December 31, 2025, the Company had five interest rate swap contracts with notional amounts totaling $64.2 million, maturing in the third and fourth quarters of 2029. These contracts were designated as cash flow hedges to manage the exposure of variable rate interest payments on all of the Company’s outstanding variable-rate junior subordinated debentures with principal amounts at September 30, 2026 and December 31, 2025 totaling $64.2 million. The Company expects these interest rate swaps to be highly effective in offsetting the effects of changes in interest rates on cash flows associated with the Company’s variable-rate junior subordinated debentures. The Company recognized unrealized gains of $0.1 million in the three months ended September 30, 2026 and 2025, respectively, and unrealized gains of $0.2 million in the nine months ended September 30, 2026 and 2025, respectively, in connection with these interest rate swap contracts, which were included as part of interest expense on junior subordinated debentures in the Company’s consolidated statement of operations and comprehensive income.
In 2019, the Company terminated 16 interest rate swaps that had been designated as cash flow hedges of variable rate interest payments on the outstanding and expected rollover of variable-rate advances from the FHLB. The Company is recognizing the contracts’ cumulative net unrealized gains of $8.9 million in earnings over the remaining original life of the terminated interest rate swaps ranging between one month and seven years. The Company recognized approximately $0.1 million and $0.2 million in each of the three months ended September 30, 2026 and 2025, and $0.5 million and $0.6 million in each of the nine months ended September 30, 2026 and 2025, as a reduction of interest expense on FHLB advances as a result of this amortization. As of September 30, 2026, the remaining cumulative net unrealized gains related to these interest rate swaps was $0.1 million.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Interest Rate Swaps On Loans

As of September 30, 2026, the Company had three interest rate swap agreements designated as cash flow hedges, with aggregate notional amounts of $250.0 million, and with maturities in the second quarter of 2027, 2028 and 2029. As of December 31, 2025, the Company had one interest rate swap contract with a notional amount of $50.0 million, maturing in the second quarter of 2027. The Company designated these interest rate swaps as cash flow hedges to manage interest rate risk exposure on variable rate interest receipts on the first $250.0 million and $50 million principal balance of a pool of loans as of September 30, 2026 and December 31, 2025, respectively. These interest rate swap contracts involve the Company’s payment of variable-rate amounts in exchange for the Company receiving fixed-rate payments over the life of the contracts without exchange of the underlying notional amounts. Unrealized gains or losses on these instruments are included as part of interest income on loans in the Company’s consolidated statement of operations and comprehensive income.

Interest Rate Floor On Loans

During the quarter ended September 30, 2026, the Company entered into one purchased floor agreement with a notional amount of $100.0 million and a maturity date of September 2028, which was designated as a cash flow hedge of forecasted interest receipts on variable-rate loans indexed to one month Term SOFR. This hedge represents an additional designated layer of forecasted cash flows from the same pool of variable-rate loans that is partially hedged through the Company's interest rate swap cash flow hedges. Together, the Company's cash flow hedge relationships cover forecasted interest receipts on an aggregate $350.0 million notional amount of variable-rate loans, consisting of $250.0 million hedged with interest rate swaps and an additional $100.0 million hedged with the purchased floor.

The purchased floor is intended to mitigate the risk of declining interest receipts resulting from decreases in benchmark interest rates below the floor strike rate. The Company expects the purchased interest rate floor to be highly effective in offsetting changes in the cash flows of the hedged forecasted transactions attributable to changes in interest rates.

Changes in the fair value of the effective portion of the hedge, including amounts associated with the excluded option time value component, are recorded in accumulated other comprehensive income and subsequently reclassified into earnings and amortized on a straight line basis within interest income on loans as the hedged forecasted transactions affect earnings.

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

Credit Risk-Related Contingent Features
Some agreements may require the Company to pledge securities as collateral when the valuation of the interest rate swap derivative contracts fall below a certain amount. At September 30, 2026 and December 31, 2025, there were $0.8 million and $11.0 million, respectively, in securities pledged as collateral for interest rate swaps in a liability position. Additionally, most of our derivative arrangements with counterparties require the posting of collateral upon meeting certain net exposure thresholds. As of September 30, 2026 and December 31, 2025, the Company had cash held as collateral for derivatives margin calls of $28.1 million and $5.3 million, respectively. See Note 2 “Interest Earning Deposits with Banks, Other Short-Term Investments and Restricted Cash” for additional information about cash held as collateral. As of September 30, 2026 and December 31, 2025, there were no collateral requirements related to interest rate swaps with third-party brokers not designated as hedging instruments.

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
The effective combined federal and state tax rates for the nine months ended September 30, 2026 and 2025 were 22.65% and 22.60%, respectively. Effective tax rates differ from the statutory rates mainly due to the impact of forecasted permanent non-taxable interest and other income, forecasted permanent non-deductible expenses, and the effect of corporate state taxes.
10.     Accumulated Other Comprehensive (Loss) Income (“AOCL/AOCI”):
The components of AOCL/AOCI are summarized as follows using applicable blended average federal and state tax rates for each period:

	September 30, 2026			December 31, 2025
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding losses on debt securities available for sale	$(158,674)	$40,430	$(118,244)	$(2,205)	$562	$(1,643)
Net unrealized holding (losses) gains on interest rate swaps and floors designated as cash flow hedges	(862)	220	(642)	1,031	(263)	768
Net unrealized gains on interest rate floors excluded time value component of cash flow hedges	17	(4)	13	—	—	—
Total AOCL	$(159,519)	$40,646	$(118,873)	$(1,174)	$299	$(875)

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The components of other comprehensive (loss) income for the periods presented are summarized as follows:

	Three Months Ended September 30,
	2026			2025
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding (losses) gains on debt securities available for sale:
Change in fair value arising during the period	$(125,434)	$31,961	$(93,473)	$24,921	$(6,368)	$18,553
Reclassification adjustment for net gains included in net income	(16)	3	(13)	—	—	—
	$(125,450)	$31,964	$(93,486)	$24,921	$(6,368)	$18,553
Net unrealized holding gains (losses) on interest rate swaps and floors designated as cash flow hedges:
Change in fair value arising during the period	$(1,909)	$487	$(1,422)	$109	$(27)	$82
Reclassification adjustment for net interest income included in net income	(316)	81	(235)	(160)	41	(119)
	(2,225)	568	(1,657)	(51)	14	(37)
Total other comprehensive (loss) income	(127,675)	32,532	(95,143)	24,870	(6,354)	18,516

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Nine Months Ended September 30,
	2026			2025
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Net unrealized holding (losses) gains on debt securities available for sale:
Change in fair value arising during the period	$(155,971)	$39,742	$(116,229)	$44,362	$(11,333)	$33,029
Reclassification adjustment for net gains included in net income	$(498)	$126	$(372)	$—	$—	$—
	$(156,469)	$39,868	$(116,601)	$44,362	$(11,333)	$33,029
Net unrealized holding gains (losses) on interest rate swaps and floors designated as cash flow hedges:
Change in fair value arising during the period	(1,029)	263	(766)	359	(91)	268
Reclassification adjustment for net interest income included in net income	(847)	216	(631)	(568)	145	(423)
	(1,876)	479	(1,397)	(209)	54	(155)
Total other comprehensive (loss) income	$(158,345)	$40,347	$(117,998)	$44,153	$(11,279)	$32,874

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
11.    Commitments and Contingencies
From time to time the Company and its subsidiaries may be exposed to loss contingencies. In the ordinary course of business, those contingencies may include, known but unasserted claims, and legal / regulatory inquiries or examinations. The Company records these loss contingencies as a liability when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. In the opinion of management, the Company maintains a liability that is in an estimated amount sufficient to cover said loss contingencies, if any, at the reporting dates. The Company enters, from time to time, into agreements to purchase syndicated loans. The amount ultimately purchased is determinable upon confirmation and settlement of the transaction. The Company does not assume credit exposure associated with the underlying loans prior to such confirmation and settlement.
On October 21, 2025, the Company entered into a Wind-down and Settlement Agreement (the “Wind-down Agreement”) with a commercial borrower to resolve an existing loan participation agreement. Under the Wind-down Agreement, the Company assumed the risk of future credit losses under the participation agreement, up to a cumulative cap of $7.7 million through June 30, 2026 (the “Loss Cap”). If actual credit losses were below the Loss Cap as of that date, the Company would pay the difference to the borrower by June 30, 2026. As of March 31, 2026, the Company had incurred actual credit losses totaling $7.7 million. As a result, the maximum amount of the Loss Cap was reached, and, therefore, the Company does not expect to incur any additional losses with respect to this loan participation agreement. As part of the Wind-down Agreement, the borrower agreed to irrevocably and unconditionally guarantee the full and timely payment of all amounts due to the Company under the loan participation agreement that exceed the Loss Cap, up to a maximum of $13.9 million. As of September 30, 2026, the Company had no outstanding balance of the loan participation agreement and no associated credit risk.
Financial instruments whose contract amount represents off-balance sheet credit risk at September 30, 2026 are generally short-term and are as follows:

(thousands)	Approximate Contract Amount
Commitments to extend credit	$1,327,634
Standby letters of credit	181,927
$1,509,561

The following table summarizes the changes in the allowance for credit losses for off-balance sheet credit risk exposures for the three and nine month periods ended September 30, 2026 and 2025:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Balances at beginning of period	$9,792	$9,692	$9,742	$5,942
(Reversal of) provision for credit losses - off balance sheet exposures	(2,700)	(650)	(2,650)	3,100
Balances at end of period	$7,092	$9,042	$7,092	$9,042

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
12.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2026
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Securities
Debt securities available for sale
U.S Treasury Securities	—	19,642	—	19,642
U.S. Government agency and sponsored enterprise residential MBS	—	1,927,613	—	1,927,613
U.S. government agency and sponsored enterprise commercial MBS	—	138,391	—	138,391
U.S. Government agency and sponsored enterprise obligations	—	78,914	—	78,914
Municipal Bonds	—	1,481	—	1,481
	—	2,166,041	—	2,166,041

Equity securities with readily determinable fair values not held for trading	2,435	—	—	2,435
	2,435	2,166,041	—	2,168,476
Mortgage loans held for sale (at fair value)	—	737	—	737
Bank owned life insurance	—	268,052	—	268,052
Other assets
Mortgage servicing rights (MSRs)	—	—	—	—
Derivative instruments	—	47,678	—	47,678
	$2,435	$2,482,508	$—	$2,484,943
Liabilities
Other liabilities
Derivative instruments	$—	$47,783	$—	$47,783

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31, 2025
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Third-Party Models with Observable Market Inputs (Level 2)	Internal Models with Unobservable Market Inputs (Level 3)	Total Carrying Value in the Consolidated Balance Sheet
Assets
Cash and Cash equivalents
Other short-term investments	$—	$7,233	$—	$7,233
Securities
Debt Securities available for sale
U.S Treasury Securities	—	1,000	—	1,000
U.S. Government agency and sponsored enterprise residential MBS	—	1,824,510	—	1,824,510
U.S. Government agency and sponsored enterprise commercial MBS	—	152,249	—	152,249
U.S. Government agency and sponsored enterprise obligations	—	45,455	—	45,455
Non-agency commercial MBS	—	—	—	—
Municipal Bonds	—	1,669	—	1,669
	—	2,024,883	—	2,024,883
Equity securities with readily determinable fair values not held for trading	2,548	—	—	2,548
	2,548	2,024,883	—	2,027,431
Mortgage loans held for sale (at fair value)	—	2,932	—	2,932
Bank owned life insurance	—	260,644	—	260,644
Other assets
Mortgage servicing rights (MSRs)	—	—	1,314	1,314
Derivative instruments	—	36,539	—	36,539
	$2,548	$2,332,231	$1,314	$2,336,093
Liabilities
Other liabilities
Derivative instruments	$—	$36,053	$—	$36,053

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following tables present the major categories of assets measured at fair value on a non-recurring basis at September 30, 2026 and December 31, 2025:

	September 30, 2026
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Write Downs
Description
Loans held for sale, at lower of cost or fair value	$95,847	$—	$—	$95,847	$2,385
Loans held for investment measured for credit deterioration using the fair value of the collateral (1)	11,957	—	—	11,957	—
Other Real Estate Owned (2)	10,044	—	—	10,044	—
Cash flow dependent loans measured for expected credit losses (3)	63,870	—	—	63,870	18,398
	$181,718	$—	$—	$181,718	$20,783
_______________
(1)Includes commercial loans totaling $12.0 million. The specific reserves on these loans were $3.4 million. There were no write downs on these loans at September 30, 2026.
(2)Includes approximately $8.5 million and $1.6 million in commercial and residential real estate property, respectively.
(3)Consists entirely of commercial and owner-occupied loans with a carrying amount of approximately $61.8 million and $2.1 million, respectively. The specific reserves on these commercial loans were $15.0 million at September 30, 2026. There were no specific reserves on these owner-occupied loans at September 30, 2026.

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
(2)Includes loans with specific reserves of $0.3 million and total write downs of $3.3 million at December 31, 2025.
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

There were no other significant assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2026 and December 31, 2025.

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

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements
OREO

The Company values Other Real Estate Owned (OREO), at the lower of cost or fair value of the property, less cost to sell. The fair value of the property is generally based upon recent appraisal values of the property, less cost to sell. The Company primarily uses third party appraisals to assist in measuring the valuation of OREO. Period revaluations are classified as Level 3 as the assumptions used may not be observable. During the three and nine month periods ended September 30, 2026, the Company sold one unit of a commercial real estate property classified as other real estate owned, with a carrying value of $8.1 million, resulting in a loss of $1.3 million. Additionally, the Company recorded a valuation gain of $2.6 million based on a recent appraisal of the remaining unit of the property.

Fair Value of Financial Instruments
The estimated fair value of financial instruments where fair value differs from carrying value are as follows:

	September 30, 2026		December 31, 2025
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Loans	$2,788,831	$2,744,303	$2,432,890	$2,412,723
Financial liabilities:
Time deposits	1,429,825	1,425,014	1,560,429	1,559,565
Advances from the FHLB	715,000	710,634	711,984	729,053
Senior notes	48,366	49,594	—	—
Subordinated notes	29,922	27,914	29,795	26,530
Junior subordinated debentures	64,178	62,960	64,178	64,690

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements

13.Earnings Per Share
The following table shows the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data and per share amounts)	2026	2025	2026	2025
Numerator:
Net income attributable to Amerant Bancorp Inc.	$25,716	$14,756	$64,632	$49,716
Net income available to common stockholders	$25,716	$14,756	$64,632	$49,716
Denominator:
Basic weighted average shares outstanding	39,164,732	41,590,201	39,594,915	41,802,195
Dilutive effect of share-based compensation awards	280,052	183,900	222,655	141,051
Diluted weighted average shares outstanding	39,444,784	41,774,101	39,817,570	41,943,246

Basic earnings per common share	$0.66	$0.35	$1.63	$1.19
Diluted earnings per common share	$0.65	$0.35	$1.62	$1.19

As of September 30, 2026, potential dilutive instruments consisted of unvested shares of restricted stock units and performance share units totaling 543,339. As of September 30, 2025, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units totaling 558,172. In the three and nine month periods ended September 30, 2026 and 2025, potential dilutive instruments were included in the diluted earnings per share computation because, when the unamortized deferred compensation cost related to these shares was divided by the average market price per share in those periods, fewer shares would have been purchased than restricted shares assumed issued. Therefore, in those periods, such awards resulted in higher diluted weighted average shares outstanding than basic weighted average shares outstanding, and had a dilutive effect on per share earnings. Further, as of September 30, 2026 and 2025, 50,531 and 88,829 performance share units respectively, were excluded from the diluted earnings per share computation because the performance target was not achieved, or because their inclusion would have been antidilutive. See “Note 1. Business, Basis of Presentation and Summary of Significant Accounting Policies” and “Note 14. Incentive Compensation and Benefit Plans” in the 2025 Form 10-K for more details on the performance and or market conditions associated with these awards.

Amerant Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements

14. Supplemental Cash Flow Information

	Nine Months Ended September 30,
(in thousands)	2026	2025
Supplemental disclosures of cash flow information
Cash paid:
Interest	$158,194	$184,259
Income taxes	11,371	6,077
Right-of-use assets obtained in exchange for new lease obligations	385	6,999
Noncash investing activities:
Loans held for investment transferred to loans held for sale (at lower of fair value or cost)	232,616	40,597
Loans held for sale (at lower of cost or fair value) transferred to loans held for investment	—	40,597
Mortgage loans held for sale (at fair value) transferred to loans held for investment	—	8,868
Loans transferred to other assets	—	1,893

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
Amerant Mortgage and Elant Bank & Trust Updates

Since April 2025, the Company had taken actions to wind down the operations of Amerant Mortgage, LLC, a mortgage lending company domiciled in Florida wholly owned by the Bank (“Amerant Mortgage”). As a result of these actions, Amerant Mortgage was formally dissolved as of September 30, 2026, and no longer operates as a subsidiary of the Bank. The Bank continues pursuing its in‑footprint, mortgage‑focused strategy through a dedicated mortgage department.

In 2023, the Company initiated a plan for the dissolution of Elant Bank & Trust Ltd., a bank and trust company domiciled in George Town, Grand Cayman (the “Cayman Bank”), a subsidiary of the Bank that operated under a Cayman Islands Offshore Bank license and a Trust license and was supervised by the Cayman Islands Monetary Authority. As of September 30, 2026, the Cayman Bank was not an operating subsidiary of the Bank and was formally dissolved as of October 7, 2026. The Bank continues pursuing its fiduciary and trust services business through a dedicated trust department.

Macroeconomic Updates

The third quarter of 2026 was characterized by continued U.S. economic expansion, with current estimates indicating that growth remained solid. Consumer activity continued to support the economy, aided by a generally stable labor market and the wealth effect associated with elevated asset values. Business investment also contributed meaningfully, particularly spending on technology and artificial intelligence-related infrastructure. Conversely, elevated borrowing costs constrained housing and other interest-rate-sensitive sectors, while tariffs, energy-market volatility and geopolitical uncertainty presented risks to the outlook. Inflation remained well above the Federal Reserve’s 2% objective, reflecting persistent underlying price pressures. In response, the Federal Open Market Committee increased the federal funds target range by 25 basis points to a target range of 3.75% to 4.00% in September, while deciding to keep them unchanged at its October meeting. The timing and extent of additional increases remain uncertain and dependent on incoming economic data.

Within this economic environment, the Company benefited from its differentiated deposit franchise and diversified earning-asset structure. Foreign deposits remained a meaningful source of lower-cost deposits, helping mitigate domestic pricing pressure and diversify liquidity. We continue to see signs of increased economic activity in Venezuela, including greater capital flows supporting capital expenditures and reinvestment in the oil sector. Higher oil production and favorable market prices are expected to further support liquidity and broader economic activity. We also saw an increase in appetite for the Bank’s wealth management products and services.

Higher interest rates also benefited the asset side of the Company’s balance sheet. Its diversified mix of fixed- and floating-rate loans allowed the Company to benefit from both the upward repricing of floating-rate loans and the replacement of lower-yielding legacy fixed-rate loans as they matured or repaid. Together with funding discipline and balance-sheet optimization, these dynamics contributed to an improvement in net interest margin to 3.77% and return on assets to 1.00%. The Company continued to generate loan growth and remained focused on supporting future loan and deposit growth while prioritizing relationship profitability and appropriate risk-adjusted returns.

Overall credit conditions remained generally positive, and the Company continued to experience improvement in nonperforming and classified loans. In the broader capital markets, recent widening in investment-grade and high-yield credit spreads indicated greater investor sensitivity to elevated interest rates, albeit below levels historically associated with severe market stress. Artificial intelligence-related investments continue to support economic activity, although the pace of related capital spending contributed to uncertainty regarding the sustainability of investment levels. These market developments reinforce the importance of prudent underwriting, portfolio diversification, risk-adjusted pricing and lending to borrowers with stable, well-established operating histories. The Company’s continued focus on this disciplined approach is expected to enhance the resilience of its loan portfolio against potential credit-market turbulence.

While current estimates indicate that the U.S. economy expanded at a solid pace during the third quarter, the outlook remains subject to persistent inflation, potential additional monetary-policy tightening, geopolitical tensions, tariffs, energy-market volatility and uncertainty surrounding the 2026 midterm elections. However, we continue to see strength across our Florida markets, supported by healthy fundamentals and continued population and business growth. The Company’s diversified loan structure, international deposit franchise, disciplined credit-risk management and ongoing balance-sheet optimization contributed to improved profitability in the third quarter 2026 and are expected to support its resilience as it pursues continued profitable growth.

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

Other noninterest income includes mortgage banking income and losses generated through our mortgage banking operation comprised of Amerant Mortgage through the early part of the fourth quarter of 2025, and later through the Bank. Other noninterest income also consists of gain on sale of loans, gain on loans market valuation, foreign currency exchange transactions with customers, other fees and smaller sources of income.

Noninterest Expense. Noninterest expenses generally increase as our business grows and whenever necessary to implement or enhance policies and procedures for regulatory compliance, and other purposes.

Noninterest expense consists of: (i) salaries and employee benefits; (ii) occupancy and equipment expenses; (iii) professional and other services fees; (iv) FDIC deposit and business insurance assessments and premiums; (v) telecommunication and data processing expenses; (vi) depreciation and amortization; (vii) advertising and marketing expenses; (viii) income or expenses on other real estate and repossessed assets, net; (ix) losses on sale of assets; and (x) other operating expenses.

Salaries and employee benefits include compensation, severance expenses, employee benefits, and employer tax expenses for our personnel. Salaries and employee benefits are partially offset by costs directly related to the origination of loans, which are deferred and amortized over the life of the related loans as adjustments to interest income in accordance with GAAP.

Occupancy expenses consist of lease expense on our leased properties, including right-of-use or ROU asset impairment charges, and other occupancy-related expenses. Equipment expense includes furniture, fixtures and equipment related expenses. Rental income associated with subleasing portions of the Company’s headquarters building and the subleasing of the New York office space, primarily, is included as a reduction to rent expense under lease agreements under occupancy and equipment cost.

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

Summary Results
The summary results for the three and nine month periods ended September 30, 2026 include the following:
•Total assets were $10.2 billion at September 30, 2026, up $434.6 million, or 4.4%, compared to $9.8 billion at December 31, 2025.

•Total gross loans, which includes all loans held for sale, were $7.1 billion at September 30, 2026, up $376.2 million, or 5.6%, compared to $6.7 billion at December 31, 2025.

•Cash, cash equivalents and restricted cash were $361.5 million, down $108.7 million, or 23.1%, compared to $470.2 million at December 31, 2025.

•Investment securities were $2.2 billion, up by $141.1 million, or 6.8%, compared to $2.1 billion at December 31, 2025.

•Total deposits were $8.2 billion at September 30, 2026, up $458.7 million, or 5.9%, compared to $7.8 billion at December 31, 2025.

•Core deposits were $6.3 billion, up by $527.6 million, or 9.1%, compared to $5.8 billion at December 31, 2025.

•Total advances from the FHLB were $715.0 million, up $3.0 million, or 0.4%, compared to $712.0 million as of December 31, 2025.

•Net Interest Margin (“NIM”) decreased to 3.77% in the three months ended September 30, 2026 compared to 3.92% in the three months ended September 30, 2025. NIM was 3.62% in the nine months ended September 30, 2026 compared to 3.83% in the nine months ended September 30, 2025.

•Average yield on loans decreased to 6.35% in the three months ended September 30, 2026 from 6.93% in the three months ended September 30, 2025. Average yield on loans decreased to 6.32% in the nine months ended September 30, 2026 compared to 6.89% in the nine months ended September 30, 2025.

•Average cost of total deposits decreased to 2.07% in the three months ended September 30, 2026 compared to 2.41% in the three months ended September 30, 2025. Average cost of total deposits decreased to 2.19% in the nine months ended September 30, 2026 compared to 2.51% in the nine months ended September 30, 2025.

•Loan to deposit ratio was 85.78% at September 30, 2026 compared to 86.01% at December 31, 2025.

•Asset Quality and Allowance for Credit Losses:
◦Total non-performing assets were $159.5 million at September 30, 2026, down $27.4 million, or 14.7%, compared to $186.9 million at December 31, 2025. As of September 30, 2026, non-performing assets consist of $149.5 million in non-performing loans and $10.0 million in other real estate owned.
◦The ACL as of September 30, 2026 was $94.8 million compared to $79.3 million as of December 31, 2025.

◦Classified loans were $213.0 million, down by $141.8 million, or 40.0%, compared to $354.8 million at December 31, 2025, while non-performing loans were $149.5 million, down $21.9 million, or 12.8%, compared to $171.4 million at December 31, 2025. Special mention loans were $120.7 million, down $15.7 million, or 11.5%, compared to $136.5 million at December 31, 2025.
•Assets Under Management and custody (“AUM”) totaled $3.4 billion, as of September 30, 2026, up $192.3 million, or 5.9%, from $3.3 billion as of December 31, 2025.

•Pre-tax pre-provision net revenue (“PPNR”)(1) was $39.7 million in the three months ended September 30, 2026, an increase of $6.1 million, or 18.2%, compared to $33.6 million in the three months ended September 30, 2025. PPNR(1) was $102.3 million, in the nine months ended September 30, 2026, a decrease of $1.0 million, or 1.0%, compared to $103.3 million in the nine months ended September 30, 2025.

•Net Interest Income (“NII”) was $90.5 million in the three months ended September 30, 2026, down $3.7 million, or 3.9%, from $94.2 million in the three months ended September 30, 2025. NII was $253.3 million in the nine months ended September 30, 2026, down $17.2 million, or 6.4%, compared to $270.5 million in the nine months ended September 30, 2025.

•Provision for credit losses was $6.2 million in the three months ended September 30, 2026, down $8.4 million, or 57.5% compared to $14.6 million in the three months ended September 30, 2025. Provision for credit losses was $18.8 million in the nine months ended September 30, 2026, down $20.4 million, or 52.1%, compared to $39.1 million in the nine months ended September 30, 2025.

•Noninterest income was $18.3 million in the three months ended September 30, 2026, up $1.0 million, or 6.1%, from $17.3 million in the three months ended September 30, 2025. Noninterest income was $53.9 million in the nine months ended September 30, 2026, down $2.7 million, or 4.8%, compared to $56.6 million in the nine months ended September 30, 2025.

•Noninterest expense was $69.1 million in the three months ended September 30, 2026, down $8.7 million, or 11.2%, from $77.8 million in the three months ended September 30, 2025. Noninterest expense was $204.9 million in the nine months ended September 30, 2026, down $18.9 million, or 8.4%, compared to $223.8 million in the nine months ended September 30, 2025.

•The efficiency ratio was 63.5% in the three months ended September 30, 2026 compared to 69.8% in the three months ended September 30, 2025. The efficiency ratio was 66.7% in the nine months ended September 30, 2026 compared to 68.4% in the nine months ended September 30, 2025. See “Net Income” section for more information on the key drivers of noninterest income, noninterest expense, and net interest income.

•Return on average Assets (“ROA”) was 1.00% in the three months ended September 30, 2026, compared to 0.57% in the three months ended September 30, 2025. ROA was 0.86% in the nine months ended September 30, 2026, compared to 0.65% in the nine months ended September 30, 2025.
•Return on average equity (“ROE”) was 11.29% in the three months ended September 30, 2026 compared to 6.21% in the three months ended September 30, 2025. ROE was 9.4% in the nine months ended September 30, 2026, compared to 7.2% in the nine months ended September 30, 2025.

1Non-GAAP measure, see “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.

Results of Operations - Comparison of Results of Operations for the Three and Nine Month Periods Ended September 30, 2026 and 2025

Net income
The table below sets forth certain results of operations data for the three and nine month periods ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except per share amounts and percentages)	2026	2025	2026 vs 2025		2026	2025	2026 vs 2025

Net interest income	$90,464	$94,152	$(3,688)	(3.9)%	$253,320	$270,535	$(17,215)	(6.4)%
Provision for credit losses	6,200	14,600	(8,400)	(57.5)%	18,750	39,106	(20,356)	(52.1)%
Net interest income after provision for credit losses	84,264	79,552	4,712	5.9%	234,570	231,429	3,141	1.4%
Noninterest income	18,339	17,291	1,048	6.1%	53,882	56,594	(2,712)	(4.8)%
Noninterest expense	69,098	77,835	(8,737)	(11.2)%	204,894	223,789	(18,895)	(8.4)%
Income before income tax expense	33,505	19,008	14,497	76.3%	83,558	64,234	19,324	30.1%
Income tax expense	(7,789)	(4,252)	(3,537)	(83.2)%	(18,926)	(14,518)	(4,408)	(30.4)%
Net income attributable to Amerant Bancorp Inc.	$25,716	$14,756	$10,960	74.3%	$64,632	$49,716	$14,916	30.0%
Basic earnings per common share	$0.66	$0.35	$0.31	88.6%	$1.63	$1.19	$0.44	37.0%
Diluted earnings per common share (1)	$0.65	$0.35	$0.30	85.7%	$1.62	$1.19	$0.43	36.1%

__________________
(1)    In the three and nine month periods ended September 30, 2026 and 2025, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units. See Note 13 to our unaudited interim consolidated financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share.

Three Months Ended September 30, 2026 and 2025
In the three months ended September 30, 2026, net income attributable to the Company was $25.7 million, or $0.65 income per diluted share, compared to net income of $14.8 million, or $0.35 income per diluted share, in the same quarter of 2025. The increase of $11.0 million, or 74.3%, in the three months ended September 30, 2026 was primarily driven by: (i) lower noninterest expense; (ii) lower provision for credit losses; and (iii) higher noninterest income. These were partially offset by: (i) lower net interest income; and (ii) higher income tax expense driven by higher pretax net income.

Net interest income was $90.5 million in the three months ended September 30, 2026, a decrease of $3.7 million, or 3.9%, from $94.2 million in the three months ended September 30, 2025. This was primarily driven by a decrease in interest income, partially offset by a decrease in interest expense. The decrease in interest income was primarily driven by: (i) a decrease in the average rates on all interest-earning assets, primarily in the average yields of the debt securities held for trading portfolio, other short-term investments, the loan portfolio and deposits with banks; and (ii) decreases in the average balances of deposits with banks, loans and debt securities held for trading during the period. The decrease in interest income was partially offset by an increase in the average balances of debt securities available for sale during the period. Additionally, the decrease in interest income was partially offset by a decrease in interest expense which was primarily driven by: (i) a decrease in the total average rates of interest-bearing liabilities, primarily in the average rates paid on total deposits, FHLB advances, and Junior subordinated debentures; and (ii) a decrease in the average balances of time deposits. Net interest margin decreased to 3.77% in the three months ended September 30, 2026, from 3.92% in the three months ended September 30, 2025. See “Net Interest Income” for more details.

Noninterest income was $18.3 million in the three months ended September 30, 2026, compared to $17.3 million in the three months ended September 30, 2025. The increase was mainly driven by: (i) the absence of derivative losses; (ii) higher deposits and service fees; (iii) higher brokerage, advisory and fiduciary income; (iv) higher gains on the early extinguishment of FHLB advances; and (v) higher cards and trade finance servicing fees. These were partially offset by decreases in: (i) loan-level derivative income; (ii) securities gains, net; and (iii) other noninterest income. See “Noninterest Income” for more details.

Noninterest expense was $69.1 million in the three months ended September 30, 2026, a decrease of $8.7 million, or 11.2%, compared to $77.8 million in the same period in 2025. This decrease was mainly due to lower: (i) other operating expenses; (ii) advertising expenses; (iii) OREO and repossessed assets expense; (iv) losses on loans held for sale carried at the lower of cost or fair value; and (v) professional and other services fees. These were partially offset by higher: (i) salaries and employee benefits, (ii) occupancy and equipment expenses, and (iii) telecommunication and data processing expenses. See “Noninterest Expense” for more details.

In the three months ended September 30, 2026, the Company did not incur significant noninterest expenses related to Amerant Mortgage. In the three months ended September 30, 2025, the Company incurred $2.1 million of noninterest expenses. These expenses consisted primarily of salaries and employee benefits, mortgage lending costs, and professional and other service fees in the third quarter of 2025. Amerant Mortgage had no full-time equivalent employees (“FTEs”) at September 30, 2026 compared to 5 FTEs at September 30, 2025. As of September 30, 2026, Amerant Mortgage has been dissolved and no longer operates as a subsidiary of the Bank.

Nine Months Ended September 30, 2026 and 2025
In the nine months ended September 30, 2026, net income attributable to the Company was $64.6 million, or $1.62 income per diluted share, compared to net income of $49.7 million, or $1.19 income per diluted share, in the same period of 2025. The increase of $14.9 million, or 30.0%, in the nine months ended September 30, 2026 was primarily driven by lower provision for credit losses and lower noninterest expense. These were partially offset by (i) lower net interest income, (ii) lower noninterest income, and (iii) higher income tax expense driven by higher pretax net income.
Net interest income was $253.3 million in the nine months ended September 30, 2026, a decrease of $17.2 million, or 6.4%, from $270.5 million in the nine months ended September 30, 2025. This was primarily driven by a decrease of $40.2 million, or 8.9%, in interest income, partially offset by a decrease of $23.0 million or 12.8% in interest expense. The decrease in interest income was driven by: (i) a decrease in the average rates on all interest-earning assets, primarily in the average yields of the loan portfolio, debt securities available for sale and deposits with banks; and (ii) decreases in the average balances of the loan portfolio, deposits with banks, and debt securities held for trading during the period. The decrease in interest income was partially offset by an increase in the average balances of debt securities available for sale during the period, as well as a decrease in interest expense which was primarily driven by: (i) a decrease in the average rates paid on total interest-bearing liabilities; and (ii) a decrease in the average balances of time deposits. These decreases were partially offset by an increase in the average balances of interest bearing demand, savings, and money market deposit accounts. Net interest margin decreased to 3.62% in the nine months ended September 30, 2026 from 3.83% in the nine months ended September 30, 2025. See “Net Interest Income” for more details.

Noninterest income was $53.9 million in the nine months ended September 30, 2026 compared to noninterest income of $56.6 million in the nine months ended September 30, 2025. The decrease was mainly driven by: (i) other noninterest income; (ii) loan-level derivative income; and (iii) securities gains, net. These decreases were partially offset by: (i) the absence of derivative losses; (ii) higher brokerage, advisory and fiduciary activities; (iii) higher deposits and service fees; (iv) higher gains on the early extinguishment of FHLB advances; and (v) higher change in cash surrender value of BOLI. See “Noninterest Income” for more details.

Noninterest expense was $204.9 million in the nine months ended September 30, 2026, a decrease of $18.9 million, or 8.4%, compared to $223.8 million in the same period in 2025. This decrease was mainly due to lower: (i) other operating expenses; (ii) professional and other service fees; (iii) advertising expenses; (iv) OREO and repossessed assets expenses; (v) FDIC assessments and insurance expenses; and (vi) occupancy and equipment expenses. These were partially offset by higher losses on loans held for sale carried at the lower of cost or fair value and higher telecommunications and data processing expenses. See “Noninterest Expense” for more details.

In the nine months ended September 30, 2026 and 2025, the Company incurred noninterest expenses of $0.4 million and $8.3 million, respectively, related to Amerant Mortgage which consists of salaries and employee benefits expense, mortgage lending costs and professional and other services fees. Amerant Mortgage had no full-time equivalent employees (“FTEs”) at September 30, 2026 compared to five at September 30, 2025. As of September 30, 2026, Amerant Mortgage has been dissolved and no longer operates as a subsidiary of the Bank.

Average Balance Sheet, Interest and Yield/Rate Analysis
The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine month periods ended September 30, 2026 and 2025. The average balances for loans include both performing and non-performing balances. Interest income on loans includes the effects of discount accretion and the amortization of non-refundable loan origination fees, net of direct loan origination costs as well as the amortization of net premiums/discounts on loan purchases, accounted for as yield adjustments. Average balances represent the daily average balances for the periods presented.

	Three Months Ended September 30,
	2026			2025
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)	$6,816,846	$109,086	6.35%	$6,946,370	$121,414	6.93%
Debt securities available for sale (2)(3)	2,381,772	29,028	4.84%	1,973,763	24,146	4.85%
Debt securities held for trading	—	—	—%	119,429	1,665	5.53%
Equity securities with readily determinable fair value not held for trading	2,496	22	3.50%	2,528	20	3.14%
Federal Reserve Bank and FHLB stock	53,374	811	6.03%	57,681	906	6.23%
Deposits with banks (4)	253,782	2,455	3.84%	413,522	4,516	4.33%
Other short-term investments	—	—	—%	7,122	76	4.23%
Total interest-earning assets	9,508,270	141,402	5.90%	9,520,415	152,743	6.37%
Total noninterest-earning assets (5)	704,526			723,510
Total assets	$10,212,796			$10,243,925

	Three Months Ended September 30,
	2026			2025
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-bearing liabilities:
Checking and saving accounts
Interest bearing demand, savings, and money market deposits (6)	4,579,959	26,548	2.30%	4,395,707	28,900	2.61%
Time deposits	1,910,075	16,834	3.50%	2,084,940	20,950	3.99%
Total deposits	6,490,034	43,382	2.65%	6,480,647	49,850	3.05%
Securities sold under agreements to repurchase	—	—	—%	—	—	—%
Advances from the FHLB (7)	634,927	6,098	3.81%	726,520	7,316	4.00%
Senior notes	7,360	147	7.92%	—	—	—%
Subordinated notes	29,902	361	4.79%	29,731	362	4.83%
Junior subordinated debentures	64,178	950	5.87%	64,178	1,063	6.57%
Total interest-bearing liabilities	7,226,401	50,938	2.80%	7,301,076	58,591	3.18%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,828,805			1,726,507
Accounts payable, accrued liabilities and other liabilities	253,852			273,921
Total noninterest-bearing liabilities	2,082,657			2,000,428
Total liabilities	9,309,058			9,301,504
Stockholders’ equity	903,738			942,421
Total liabilities and stockholders' equity	$10,212,796			$10,243,925
Excess of average interest-earning assets over average interest-bearing liabilities	$2,281,869			$2,219,339
Net interest income		$90,464			$94,152
Net interest rate spread			3.10%			3.19%
Net interest margin (8)			3.77%			3.92%
Cost of total deposits (8)			2.07%			2.41%
Ratio of average interest-earning assets to average interest-bearing liabilities	131.58%			130.40%
Average non-performing loans/ Average total loans	2.30%			1.30%

	Nine Months Ended September 30,
	2026			2025
(in thousands, except percentages)	Average Balances	Income/ Expense	Yield/ Rates	Average Balances	Income/ Expense	Yield/ Rates
Interest-earning assets:
Loan portfolio, net (1)	6,672,710	315,209	6.32%	7,078,705	364,601	6.89%
Debt securities available for sale (2)(3)	2,336,361	84,130	4.81%	1,740,625	64,041	4.92%
Debt securities held for trading	179	—	—%	60,075	2,008	4.47%
Equity securities with readily determinable fair value not held for trading	2,525	58	3.07%	2,511	60	3.19%
Federal Reserve Bank and FHLB stock	55,853	2,567	6.14%	57,359	2,759	6.43%
Deposits with banks (4)	289,603	8,018	3.70%	502,191	16,560	4.41%
Other short-term investments	3,653	98	3.59%	6,870	217	4.22%
Total interest-earning assets	9,360,884	410,080	5.86%	9,448,336	450,246	6.37%
Total noninterest-earning assets (5)	714,582			733,305
Total assets	$10,075,466			$10,181,641

Interest-bearing liabilities:
Checking and saving accounts
Interest bearing demand, savings, and money market deposits (6)	4,543,021	80,067	2.36%	4,344,282	85,626	2.64%
Time deposits	1,971,971	52,770	3.58%	2,153,720	67,093	4.17%
Total deposits	6,514,992	132,837	2.73%	6,498,002	152,719	3.14%
Securities sold under agreements to repurchase	32	1	4.18%	35	1	3.82%
Advances from the FHLB (7)	686,409	19,879	3.87%	722,493	21,746	4.02%
Senior notes	2,480	147	7.92%	19,742	1,020	6.91%
Subordinated notes	29,859	1,084	4.85%	29,689	1,084	4.88%
Junior subordinated debentures	64,178	2,812	5.86%	64,178	3,141	6.54%
Total interest-bearing liabilities	7,297,950	156,760	2.87%	7,334,139	179,711	3.28%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,587,733			1,636,816
Accounts payable, accrued liabilities and other liabilities	267,314			287,021
Total noninterest-bearing liabilities	1,855,047			1,923,837
Total liabilities	9,152,997			9,257,976
Stockholders’ equity	922,469			923,665
Total liabilities and stockholders' equity	$10,075,466			$10,181,641
Excess of average interest-earning assets over average interest-bearing liabilities	$2,062,934			$2,114,197
Net interest income		$253,320			$270,535
Net interest rate spread			2.99%			3.09%
Net interest margin (8)			3.62%			3.83%
Cost of total deposits (8)			2.19%			2.51%
Ratio of average interest-earning assets to average interest-bearing liabilities	128.27%			128.83%
Average non-performing loans/ Average total loans	2.41%			1.36%

__________________
(1)    Includes loans held for investment net of the allowance for credit losses, and loans held for sale. Non-performing loans are included in the total loan portfolio balances.
(2) Includes the average balance of net unrealized gains and losses in the fair value of debt securities available for sale.
(3)    Includes nontaxable securities with average balances of $49.4 million and $54.2 million for the three months ended September 30, 2026 and September 30, 2025, respectively, and $50.4 million and $54.6 million in the nine months ended September 30, 2026 and 2025, respectively. The tax equivalent yield for these nontaxable securities was 4.75% and 4.60% for the three months ended September 30, 2026 and September 30, 2025, respectively, and 4.80% and 4.68% for the nine months ended September 30, 2026 and 2025, respectively. In 2026 and 2025, the tax equivalent yields were calculated assuming a 21% tax rate and dividing the actual yield by 0.79.

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

Net Interest Income
Three Months Ended September 30, 2026 and 2025
The Company continued to execute strategic repricing across its deposit products and continued growth in the lower-cost international deposits to offset lower yields on the loan portfolio during the third quarter of 2026 compared to the same period last year. See discussions further below for more details.
Net interest income in the three months ended September 30, 2026, was $90.5 million, a decrease of $3.7 million, or 3.9%, from $94.2 million in the three months ended September 30, 2025. This was primarily driven by a decrease of $11.3 million, or 7.4%, in interest income, offset by a decrease of $7.7 million or 13.1% in interest expense. The decrease in interest income was primarily driven by: (i) a total of 47 basis points decrease in the average rates on all interest-earning assets, primarily in the average yields of the debt securities held for trading portfolio, other short-term investments, the loan portfolio and deposits with banks; and (ii) decreases of $159.7 million, or 38.6%, $129.5 million, or 1.9%, and $119.4 million or 100.0%, in the average balances of interest earning deposits with banks, loans and debt securities held for trading, respectively, during the period. In addition, there was an increase of $408.0 million, or 20.7%, in the average balances of debt securities available for sale during the period. The decrease in interest income was partially offset by a decrease in interest expense which was primarily driven by: (i) a decrease of 38 basis points in the total average rates of interest-bearing liabilities, primarily in the average rates paid on total deposits, FHLB advances, and Junior subordinated debentures; and (ii) a decrease of $174.9 million, or 8.4%, in the average balances of time deposits. Net interest margin was 3.77% in the three months ended September 30, 2026, a decrease from 3.92% in the three months ended September 30, 2025. See discussions further below for more details.
Interest Income
Total interest income was $141.4 million in the three months ended September 30, 2026, a decrease of $11.3 million, or 7.4%, compared to $152.7 million for the same period of 2025. The decrease was driven by: (i) a total of 47 basis points decrease in the average rates on all interest-earning assets, primarily in the average yields of the debt securities held for trading portfolio, other short-term investments, the loan portfolio and deposits with banks; and (ii) decreases of $159.7 million, or 38.6%, $129.5 million, or 1.9%, and $119.4 million or 100.0%, in the average balances of deposits with banks, loans and debt securities held for trading, respectively, during the period. The decreases were partially offset by an increase of $408.0 million, or 20.7%, in the average balances of debt securities available for sale during the period.
Interest income on loans in the three months ended September 30, 2026 was $109.1 million, a decrease of $12.3 million, or 10.2%, compared to $121.4 million in the same period last year, primarily due to a 58 basis points decrease in average yields. The decrease in interest income on loans was also due to the decrease in the average balance of the total loan portfolio during the quarter compared to the same period in 2025. See “Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on debt securities available for sale was $29.0 million in the three months ended September 30, 2026, an increase of $4.9 million, or 20.2%, compared to $24.1 million in the same period of 2025. This was primarily due to an increase of $408.0 million, or 20.7%, in the average balance of these securities which were partially offset by a decrease of 1 basis point in average yields. The increase in the average balance was primarily as a result of additional purchases of fixed rate investments in the nine months ended September 30, 2026, which were partially offset by sales and paydowns in the same period.

The Company had no debt securities held for trading in the three months ended September 30, 2026, as the entire portfolio was sold during the fourth quarter of 2025. In comparison, the Company had average balances of $119.4 million and interest income of $1.7 million from these securities during the same period of 2025.
In the three months ended September 30, 2026, the average balance of accumulated net unrealized losses included in the carrying value of debt securities were $67.7 million, compared to the average balance of accumulated net unrealized losses of $32.7 million in the same period last year.
As of September 30, 2026, floating rate investments, which are entirely comprised of available for sale debt securities, represent 7.1% of our total investment portfolio compared to 15.4% at September 30, 2025. In addition, the expected overall duration increased to 5.8 years at September 30, 2026 from 4.4 years at September 30, 2025. This increase is attributable to slower projected prepayments speeds as well as a smaller proportion of floating rate investments which carry a lower duration than fixed rate investments.
Interest Expense
Interest expense was $50.9 million in the three months ended September 30, 2026, a decrease of $7.7 million or 13.1%, compared to $58.6 million in the same period of 2025. This was primarily due to: (i) a decrease of 38 basis points in the total average rates of interest-bearing liabilities, primarily in the average rates paid on total deposits, FHLB advances, and Junior subordinated debentures; and (ii) a decrease of $174.9 million, or 8.4%, in the average balances of time deposits. These decreases were partially offset by an increase of $184.3 million, or 4.2% in the average balances of interest-bearing demand, savings and money market deposits.
Interest expense on interest-bearing deposits was $43.4 million in the three months ended September 30, 2026, a decrease of $6.5 million, or 13.0%, compared to $49.9 million in the same period of 2025. This was mainly driven by a decrease of 40 basis points in the average rates paid on total deposits, partially offset by an increase of $9.4 million, or 0.1%, in their average balance. See below for a detailed explanation of changes by major deposit category:
•Time deposits. Interest expense on total time deposits decreased $4.1 million, or 19.6%, in the three months ended September 30, 2026 compared to the same period in 2025. This was mainly due to a decrease of 49 basis points in the average rates paid on time deposits. In addition, there was a decrease of $174.9 million, or 8.4%, in the average balance of these deposits, which includes a $126.0 million decrease in the average balance of customer CDs, as well as, a $48.9 million decrease in the average balance of brokered time deposits.
•Interest bearing demand, savings and money market deposit accounts. Interest expense on interest bearing demand, savings and money market deposit accounts decreased $2.4 million, or 8.1%, in the three months ended September 30, 2026 compared to the same period in 2025. This was mainly due to a net decrease of 31 basis points in the average costs on these deposits. This was partially offset by a net increase of $184.3 million, or 4.19%, in the average balance of these deposits.
Interest expense on advances from the FHLB decreased $1.2 million, or 16.6%, in the three months ended September 30, 2026 compared to the same period in 2025, primarily driven by a decrease of $91.6 million, or 12.6%, in their average balance, as well as, a decrease of 19 basis points in average rates paid.

Nine Months Ended September 30, 2026 and 2025
Net interest income in the nine months ended September 30, 2026, was $253.3 million, a decrease of $17.2 million, or 6.4%, from $270.5 million in the nine months ended September 30, 2025. This was primarily driven by a decrease of $40.2 million, or 8.9%, in interest income, partially offset by a decrease of $23.0 million or 12.8% in interest expense. The decrease in interest income was primarily driven by: (i) a total of a 51 basis points decrease in the average rates on all interest-earning assets, primarily in the average yields of the loan portfolio, debt securities available for sale and deposits with banks; and (ii) decreases of $406.0 million, or 5.7%, $212.6 million, or 42.3%, and $59.9 million, or 99.7% in the average balances of the loan portfolio, deposits with banks, and debt securities held for trading, respectively, during the period. The decrease in interest income was partially offset by a decrease in interest expense which was primarily driven by: (i) a decrease of 41 basis points in the average rates paid on total interest-bearing liabilities; and (ii) a decrease of $181.7 million, or 8.4%, in the average balances of time deposits. These decreases were partially offset by an increase of $198.7 million, or 4.6%, in the average balances of interest bearing demand, savings, and money market deposit accounts. In addition, there was an increase of $595.7 million, or 34.2%, in the average balances of debt securities available for sale during the period. Net interest margin was 3.62% in the nine months ended September 30, 2026, a decrease of 21 basis points from 3.83% in the nine months ended September 30, 2025. See discussions further below for more details.
During the nine months ended September 30, 2026, we had lower average balance of loans and deposit balances with banks compared to the same period last year. The Company was able to reprice its interest-bearing deposits to offset lower average yields on the loan portfolio we recorded during the first nine months of 2026 compared to the same period last year. Additionally, we continued investing in higher-yielding, fixed rate, debt securities available for sale, and maintaining interest-earning funds at the Federal Reserve. See discussions further below for more details.
Interest Income
Total interest income was $410.1 million in the nine months ended September 30, 2026, a decrease of $40.2 million, or 8.9%, compared to $450.2 million for the same period of 2025. This was primarily driven by: (i) a total of 51 basis points decrease in the average rates on all interest-earning assets, primarily in the average yields of the loan portfolio, debt securities available for sale and deposits with banks; and (ii) decreases of $406.0 million, or 5.7%, $212.6 million, or 42.3%, and $59.9 million, or 99.7% in the average balances of the loan portfolio, deposits with banks, and debt securities held for trading, respectively, during the period. The decreases were partially offset by an increase of $595.7 million, or 34.2%, in the average balances of debt securities available for sale during the period.
Interest income on loans in the nine months ended September 30, 2026 was $315.2 million, a decrease of $49.4 million, or 13.5%, compared to $364.6 million in the same period last year, primarily due to a 57 basis points decrease in the average yields, as well as a decrease in the average balances of the portfolio. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information.
Interest income on debt securities available for sale was $84.1 million in the nine months ended September 30, 2026, an increase of $20.1 million, or 31.4%, compared to $64.0 million in the same period of 2025. In the nine months ended September 30, 2026, the average balance of accumulated net unrealized losses included in the carrying value of these securities was $33.9 million compared to $41.0 million in the same period last year.
The Company had no interest income on debt securities held for trading in the nine months ended September 30, 2026, compared to $2.0 million during the same period of 2025, as the Company sold the entire debt securities held for trading portfolio during the fourth quarter of 2025.

Interest expense
Interest expense was $156.8 million in the nine months ended September 30, 2026, a decrease of $23.0 million or 12.8%, compared to $179.7 million in the same period of 2025. This was primarily due to: (i) a decrease of 41 basis points in the average rates paid on total interest-bearing liabilities; and (ii) a decrease of $181.7 million, or 8.4%, in the average balances of time deposits. These decreases were partially offset by an increase of $198.7 million, or 4.6%, in the average balances of interest bearing demand, savings, and money market deposit accounts.
Interest expense on interest-bearing deposits was $132.8 million in the nine months ended September 30, 2026, a decrease of $19.9 million, or 13.0%, compared to $152.7 million for the same period of 2025. This was mainly driven by a decrease of 41 basis points in the average rates paid on total deposits. These decreases were partially offset by an increase of $17.0 million, or 0.3%, in their average balance. See below for a detailed explanation of changes by major deposit category:
•Time deposits. Interest expense on total time deposits decreased $14.3 million, or 21.3%, in the nine months ended September 30, 2026 compared to the same period in 2025. This was mainly due to a decrease of 59 basis points in the average cost of total time deposits. In addition, there was a decrease of $181.7 million, or 8.4%, in the average balance of these deposits, which includes a decrease of $112.3 million in the average balance of brokered time deposits, as well as, a decrease of $69.4 million in the average balance of customer CDs.
•Interest bearing demand, savings and money market deposit accounts. Interest expense on interest bearing demand, savings and money market deposit accounts decreased $5.6 million, or 6.5% in the nine months ended September 30, 2026 compared to the same period in 2025, mainly due to a decrease of 28 basis points in the average costs on these deposits. The decrease was offset by an increase of $198.7 million, or 4.6%, in the average balances of these deposits.
Interest expense on advances from the FHLB decreased $1.9 million, or 8.6%, in the nine months ended September 30, 2026 compared to the same period of 2025, primarily driven by a decrease of $36.1 million, or 5.0%, in their average balance and a decrease of 15 basis points in average rates paid. See “Capital Resources and Liquidity Management” for more details on the repayment and restructuring of advances from the FHLB.

Analysis of the Allowance for Credit Losses
Set forth in the table below are the changes in the allowance for credit losses for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Balance at the beginning of the period	$85,499	$86,519	$79,276	$84,963
Initial ACL on acquired PSLs (1)	2,481	—	4,841	—
Charge-offs
Real estate loans
Commercial Real Estate (CRE)
Multi-family residential	—	(1,268)	—	(1,268)
Single-family residential	—	(33)	—	(249)
Owner occupied	—	—	—	(130)
	—	(1,301)	—	(1,647)
Commercial	(3,097)	(6,244)	(13,311)	(24,571)
Consumer and others	(826)	(1,991)	(5,256)	(7,277)
Total Charge-offs	$(3,923)	$(9,536)	$(18,567)	$(33,495)

Recoveries
Real estate loans
Commercial Real Estate (CRE)
Non-Owner occupied	$—	$67	$—	$67
Land development and construction loans	15	10	54	28
	15	77	54	95
Single-family residential	—	3	13	3
Owner occupied	—	—	42	40
	15	80	109	138
Commercial	1,498	1,876	6,518	5,480
Consumer and others	375	729	1,268	1,826
Total Recoveries	$1,888	$2,685	$7,895	$7,444

Net charge-offs	(2,035)	(6,851)	(10,672)	(26,051)
Provision for credit losses - loans	8,900	15,250	21,400	36,006
Balance at the end of the period	$94,845	$94,918	$94,845	$94,918

__________________
(1)The ACL relates to residential and commercial loans with an aggregate principal balance of $190.6 million and $376.8 million, in the three and nine months ended September 30, 2026, respectively, that were identified as PSL at the acquisition date. The Company adopted new accounting guidance related to PSLs effective January 1, 2026. See Note 1 to our unaudited interim consolidated financial statements in this Form 10-Q.

Three Months Ended September 30, 2026 and 2025
The Company recorded a provision for credit losses on loans of $8.9 million in the three months ended September 30, 2026, compared to $15.3 million in the same period last year. In the third quarter of 2026, the provision for credit losses on loans was driven by: (i) $12.6 million in specific reserve allocations, (ii) $2.0 million requirements for charge-offs, and (iii) $0.2 million due to loan growth. These increases were partially offset by approximately a $6.0 million decrease due to changes in credit quality and macroeconomic factors.

During the three months ended September 30, 2026, charge-offs decreased $5.6 million, or 58.9%, compared to the same period last year. In the three months ended September 30, 2026, charge-offs included: (i) approximately $2.1 million related to one large commercial relationship; (ii) $0.5 million related to indirect consumer loans; and (iii) $1.4 million related to other smaller balance loans, including business banking and consumer loans. These charge-offs were partially offset by $1.9 million in recoveries.
In the three months ended September 30, 2025, charge-offs included: (i) $4.1 million related to two commercial loans; (ii) $1.8 million related to several small business commercial loans; (iii) $1.3 million related to one commercial real estate loan; (iv) $1.8 million related to purchased indirect consumer loans; and (v) $0.5 million related to other smaller balance loans, including retail and business banking and consumer loans. This was partially offset by $2.7 million in recoveries.
The ratio of net charge-offs over the average total loan portfolio held for investment was 0.12% in the three months ended September 30, 2026, compared to 0.39% for the same period in 2025.
Nine Months Ended September 30, 2026 and 2025
The Company recorded a provision for credit losses on loans of $21.4 million in the nine months ended September 30, 2026, compared to $36.0 million in the same period last year. In the first nine months of 2026, the provision for credit losses on loans was primarily driven by: (i) approximately $16.5 million net increase in specific reserves, and (ii) $9.2 million additional reserves for charge-offs. These increases were partially offset by a $2.5 million decrease due to changes in credit quality and macroeconomic factors, and a $1.8 million release related to loans held for investment volume changes.

During the nine months ended September 30, 2026, charge-offs decreased $14.9 million, or 44.6%, compared to the same period of the prior year. In the nine months ended September 30, 2026, charge-offs included: (i) approximately $4.3 million related to a commercial loan participation agreement that was wound down in the prior quarter, with no credit exposure as of September 30, 2026; (ii) $9.3 million related to three commercial relationships, including a $2.2 million unsecured consumer loan associated with one of those relationships; (iii) $2.6 million related to indirect consumer loans; and (iv) $2.4 million related to other smaller- balance business banking and consumer loans. These charge-offs were partially offset by $7.9 million in recoveries.
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

The ratio of net charge-offs over the average total loan portfolio held for investment was 0.21% in the first nine months of 2026, compared to 0.49% in the first nine months of 2025.

Consistent with the Company’s applicable policy, the Company has requested independent third-party collateral valuations on all real estate securing nonperforming loans with existing valuations older than 12 months and combined outstanding balances in excess of $1.0 million. As of September 30, 2026, there were 4 relationships recently downgraded totaling $8.2 million with appraisals older than 12 months, for which new appraisals have been ordered. No additional provision for credit losses was deemed necessary in both periods as a result of these valuations.
We continue to proactively and carefully monitor the Company’s credit quality practices, including examining and responding to patterns or trends that may arise across certain industries or regions.

Noninterest Income
The table below sets forth a comparison for each of the categories of noninterest income for the periods presented.

	Three Months Ended September 30,				Change
	2026		2025		2026 vs 2025
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Deposits and service fees	$6,184	33.7%	$5,056	29.2%	$1,128	22.3%
Brokerage, advisory and fiduciary activities	5,746	31.3%	4,995	28.9%	751	15.0%
Change in cash surrender value of bank owned life insurance (“BOLI”) (1)	2,690	14.7%	2,554	14.8%	136	5.3%
Cards and trade finance servicing fees	1,556	8.5%	1,321	7.6%	235	17.8%
Gain on early extinguishment of FHLB advances, net	621	3.4%	—	—%	621	N/M
Loan-level derivative income (2)	536	2.9%	2,372	13.7%	(1,836)	(77.4)%
Derivative losses, net (3)	—	—%	(1,383)	(8.0)%	1,383	100.0%
Securities (losses) gains, net (4)	(26)	(0.1)%	1,203	7.0%	(1,229)	(102.2)%
Other noninterest income	1,032	5.6%	1,173	6.8%	(141)	(12.0)%
Total noninterest income	$18,339	100.0%	$17,291	100.0%	$1,048	6.1%

	Nine Months Ended September 30,				Change
	2026		2025		2026 vs 2025
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Deposits and service fees	$16,475	30.6%	$15,161	26.8%	$1,314	8.7%
Brokerage, advisory and fiduciary activities	16,837	31.2%	14,717	26.0%	2,120	14.4%
Change in cash surrender value of bank owned life insurance (“BOLI”) (1)	7,883	14.6%	7,494	13.2%	389	5.2%
Cards and trade finance servicing fees	4,427	8.2%	4,517	8.0%	(90)	(2.0)%
Loan-level derivative income (2)	3,241	6.0%	7,084	12.5%	(3,843)	(54.3)%
Securities gains, net (4)	898	1.7%	3,046	5.4%	(2,148)	(70.5)%
Gain on early extinguishment of FHLB advances, net	675	1.3%	—	—%	675	N/M
Derivative losses, net (3)	—	—%	(3,235)	(5.7)%	3,235	100.0%
Other noninterest income	3,446	6.4%	7,810	13.8%	(4,364)	(55.9)%
Total noninterest income	$53,882	100.0%	$56,594	100.0%	$(2,712)	(4.8)%
__________
(1)    Changes in cash surrender value of BOLI are not taxable.
(2) Income from interest rate swaps and other derivative transactions with customers.
(3)    In the three and nine months ended September 30, 2025, includes net unrealized losses in connection with TBA MBS derivative contracts.
(4) In the three and nine month periods ended September 30, 2026, amounts are primarily in connection with gains on the sale of debt securities available for sale. In the three and nine month periods ended September 30, 2025, amounts are primarily in connection with gains on market valuation of trading securities.
N/M Not meaningful

Three Months Ended September 30, 2026 and 2025
Total noninterest income increased $1.0 million, or 6.1%, in the three months ended September 30, 2026, compared to the same period last year, primarily driven by: (i) the absence of derivative losses; (ii) higher deposits and service fees; (iii) higher brokerage, advisory and fiduciary income; (iv) higher gains on the early extinguishment of FHLB advances; and (v) higher cards and trade finance servicing fees. These were partially offset by decreases in: (i) loan-level derivative income; (ii) securities gains/losses; and (iii) other noninterest income.

There were no derivative gains or losses in the three months ended September 30, 2026 compared to having $1.4 million in derivative losses in the same period in 2025, as the Company had no derivative trading activity during the three months ended September 30, 2026. During the three months ended September 30, 2025, the Company had entered into a TBA MBS derivative contract to mitigate changes in the market valuation of the trading securities held during the period resulting in losses of approximately $1.4 million.

Deposits and service fees increased $1.1 million, or 22.3%, in the three months ended September 30, 2026, compared to the same period in 2025, primarily due to the increase in income related to wire transfers as well as service charges on business and personal accounts.

Brokerage, advisory and fiduciary fees increased $0.8 million, or 15.0%, in the three months ended September 30, 2026, compared to the same period in 2025. This was mainly driven by higher volume from fixed income trading in the third quarter of 2026 compared to the third quarter of 2025, as well as higher advisory fees resulting from net new assets as well as higher valuations compared to the prior year.

Gain on the early extinguishment of FHLB advances increased $0.6 million, in the three months ended September 30, 2026 compared to the same period in 2025. The Company repaid approximately $407.1 million of advances from the FHLB in the three months ended September 30, 2026, which resulted in these gains.

Cards and trade financing servicing fees increased $0.2 million, or 17.8%, in the three months ended September 30, 2026 compared to the same period in 2025, primarily due to higher commissions earned on the issuance of letters of credit.

Loan-level derivative income decreased $1.8 million, or 77.4%, in the three months ended September 30, 2026 compared to the same period in 2025, primarily due to lower volume of transactions with loan customers during the period.

There were net losses on securities in the three months ended September 30, 2026 compared to net gains in the same period in 2025. The change was primarily due to the absence of the valuation gain recognized in the three months ended September 30, 2025 of approximately $1.2 million from its trading portfolio, which was subsequently sold during the fourth quarter of 2025.

Other noninterest income decreased $0.1 million, or 12.0%, in the three months ended September 30, 2026 compared to the same period in 2025, primarily due to the absence of approximately $0.3 million gain on the sale of equipment financing leases recorded in the three months ended September 30, 2025, which was partially offset by the absence of mortgage banking loss due to the wind down of Amerant Mortgage in the same period as well as higher other smaller sources of income in the three months ended September 30, 2026.

Our AUMs totaled $3.4 billion at September 30, 2026, an increase of $192.3 million, or 5.9%, from $3.3 billion at December 31, 2025, primarily driven by net new assets during the period.

Nine Months Ended September 30, 2026 and 2025
Total noninterest income decreased $2.7 million, or 4.8%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 mainly due to lower: (i) other noninterest income; (ii) loan-level derivative income; and (iii) securities gains. These decreases were partially offset by: (i) absence of derivative losses; (ii) higher brokerage, advisory and fiduciary activities; (iii) higher deposits and service fees; (iv) higher gains on the early extinguishment of FHLB advances; and (v) higher change in cash surrender value of BOLI.

There were no derivative gains or losses in the nine months ended September 30, 2026 compared to having $3.2 million in derivative losses in the same period in 2025, as the Company had no derivative trading activity during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, the Company had entered into a TBA MBS derivative contract to mitigate changes in the market valuation of the trading securities held during the period resulting in losses of approximately $3.2 million.

Other noninterest income decreased by $4.4 million or 55.9% in the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to: (i) a decrease of approximately $2.8 million on gain on sale of loans; and (ii) the absence of $0.9 million in mortgage banking income related to Amerant Mortgage in the nine months ended September 30, 2025.

Loan-level derivative income decreased $3.8 million, or 54.3%, in the nine months ended September 30, 2026 compared to the same period in 2025, mainly driven by lower volume of transactions with loan customers during the period.

Securities gains decreased $2.1 million, or 70.5% , compared to the same period in 2025. In the nine months ended September 30, 2026, the Company realized approximately $0.9 million in gains on the sale of debt securities available for sale, compared to a valuation gain of approximately $3.0 million from its trading portfolio, which was subsequently sold during the fourth quarter of 2025.

Brokerage, advisory and fiduciary fees increased $2.1 million, or 14.4%, in the nine months ended September 30, 2026, compared to the same period in 2025. This was mainly driven by higher fees from fixed income trading, commissions in connection with the Company’s Senior notes offering as well as higher advisory fees. These increases were partially offset by lower trust management fees during the period.

Deposits and service fees increased $1.3 million, or 8.7%, in the nine months ended September 30, 2026, compared to the same period in 2025. This was primarily driven by increase in commissions income for wire transfers and other smaller deposit fees during the period.

Gain on the early extinguishment of FHLB advances increased $0.7 million, compared to the same period in 2025. The Company repaid $417.0 million of advances from the FHLB during the period, which resulted in these gains.

Changes in cash surrender value of BOLI increased $0.4 million, or 5.2% in the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to higher yields on all policies driven by reinvestments on general accounts.

Noninterest Expense
The table below presents a comparison for each of the categories of noninterest expense for the periods presented.

	Three Months Ended September 30,				Change
	2026		2025		2026 vs 2025
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Salaries and employee benefits	$36,895	53.4%	$35,094	45.1%	$1,801	5.1%
Professional and other services fees	15,257	22.1%	15,997	20.6%	(740)	(4.6)%
Occupancy and equipment	5,899	8.5%	5,211	6.7%	688	13.2%
Telecommunications and data processing	3,428	5.0%	3,155	4.1%	273	8.7%
FDIC assessments and insurance	2,701	3.9%	2,549	3.3%	152	6.0%
Depreciation and amortization	1,397	2.0%	1,487	1.9%	(90)	(6.1)%
Advertising expenses	2,378	3.4%	3,987	5.1%	(1,609)	(40.4)%
(Reversals) losses on loans held for sale carried at the lower of cost or fair value (1)	(65)	(0.1)%	881	1.1%	(946)	(107.4)%
Other real estate owned and repossessed assets (income) expense, net	(1,308)	(1.9)%	215	0.3%	(1,523)	(708.4)%
Other operating expenses (2)	2,516	3.7%	9,259	11.8%	(6,743)	(72.8)%
Total noninterest expenses	$69,098	100.0%	$77,835	100.0%	$(8,737)	(11.2)%

	Nine Months Ended September 30,				Change
	2026		2025		2026 vs 2025
(in thousands, except percentages)	Amount	%	Amount	%	Amount	%

Salaries and employee benefits	104,381	50.9%	104,477	46.7%	$(96)	(0.1)%
Professional and other services fees	39,760	19.4%	44,228	19.8%	(4,468)	(10.1)%
Occupancy and equipment	16,317	8.0%	16,838	7.5%	(521)	(3.1)%
Telecommunications and data processing	10,592	5.2%	9,559	4.3%	1,033	10.8%
Advertising expenses	9,591	4.7%	12,441	5.6%	(2,850)	(22.9)%
FDIC assessments and insurance	8,023	3.9%	8,681	3.9%	(658)	(7.6)%
Depreciation and amortization	4,386	2.1%	4,626	2.1%	(240)	(5.2)%
Losses on loans held for sale carried at the lower of cost or fair value (1)	2,876	1.4%	881	0.4%	1,995	226.4%
Other real estate owned and repossessed assets (income) expense, net	(1,793)	(0.9)%	980	0.4%	(2,773)	(283.0)%
Other operating expenses (2)	10,761	5.3%	21,078	9.3%	(10,317)	(48.9)%
Total noninterest expenses	$204,894	100.0%	$223,789	100.0%	$(18,895)	(8.4)%
___
(1) Includes valuation allowances and releases of allowances on previous loans held for sale.
(2) Loan-level derivative expenses previously presented separately for the three and nine month periods ended September 30, 2025, have been reclassified and are now included in this category.

Three Months Ended September 30, 2026 and 2025
Noninterest expense decreased $8.7 million, or 11.2%, in the three months ended September 30, 2026 compared to the same period in 2025, mainly due to lower: (i) other operating expenses; (ii) advertising expenses; (iii) OREO and repossessed assets income; (iv) releases on loans held for sale carried at the lower of cost or fair value; and (v) professional and other services fees. These were partially offset by higher: (i) salaries and employee benefits; (ii) occupancy and equipment expenses; and (iii) telecommunication and data processing expenses.

Other operating expenses decreased $6.7 million, or 72.8%, in the three months ended September 30, 2026 compared to the same period a year ago, mainly driven by: (i) the absence of the $3.5 million in earnings credits we had in the three months ended September 30, 2025; (ii) a decrease of $1.8 million in loan-level derivative expenses;(iii) a decrease of $0.7 million in indirect loan origination costs and mortgage loan servicing and origination expenses; (iv) a decrease of $0.4 million in charitable contributions; and (v) a decrease of $0.3 million in other smaller operating expenses.

Certain mortgage banking expenses related to Amerant Mortgage were a component of other operating expenses and primarily consisted of mortgage lending costs and professional and other services fees. Mortgage banking expenses within other operating expenses were not significant in the three months ended September 30, 2026, compared to $0.6 million in the same period last year. This was a reflection of the Company’s wind-down of Amerant Mortgage’s operations.

Advertising expenses decreased $1.6 million, or 40.4%, in the three months ended September 30, 2026 compared to the same period last year mainly driven by lower advertising expenses associated with various strategic optimization and cost-saving initiatives.

Other real estate owned and repossessed assets expenses decreased $1.5 million, or 708.4%, in the three months ended September 30, 2026, compared to the same period in 2025. In the three months ended September 30, 2026, the Company sold one of the two units of an OREO commercial real estate property and recorded a loss on sale of approximately $1.3 million. In addition, the Company recorded other OREO expenses of approximately $0.4 million in the three months ended September 30, 2026. These results were offset by a $2.6 million valuation gain on a recent appraisal of the remaining unit of the property and OREO income of $0.5 million, both of which were recorded in the three months ended September 30, 2026. In the three months ended September 30, 2025, the Company recorded a $0.5 million valuation allowance on an OREO property and other OREO expenses of approximately $0.2 million, which were partially offset by $0.5 million in OREO rental income.

Losses on loans held for sale carried at the lower of cost or fair value decreased $0.9 million, or 107.4%, in the three months ended September 30, 2026, compared to the same period in 2025. In the three months ended September 30, 2026, the Company did not incur significant losses on the transfer of loans held for sale during the quarter and no significant valuation adjustments on existing loans held for sale. In comparison, during the three months ended September 30, 2025, the Company recognized a loss of approximately $0.9 million on the sale of one substandard owner-occupied loan.

Professional and other services fees decreased $0.7 million, or 4.6%, in the three months ended September 30, 2026 compared to the same period last year. This was mainly driven by decreases in consulting fees, as well as legal fees in connection with various projects.

Salaries and employee benefits increased $1.8 million, or 5.1%, in the three months ended September 30, 2026 compared to the same period last year mainly driven by higher variable compensation driven by improved results, as well as, higher regular salaries.

Occupancy and equipment expenses increased $0.7 million, or 13.2%, in the three months ended September 30, 2026 compared to the same period last year mainly driven by lower sublease income recognized during the period which resulted in a smaller offset to other occupancy and equipment related expenses.

Telecommunications and data processing increased $0.3 million, or 8.7%, in the three months ended September 30, 2026 compared to the same period last year. This was mainly driven by an increase in computer expenses.

Nine Months Ended September 30, 2026 and 2025
Noninterest expense decreased by $18.9 million, or 8.4%, in the nine months ended September 30, 2026 compared to the same period in 2025, mainly due to lower: (i) other operating expenses; (ii) professional and other service fees; (iii) advertising expenses; (iv) OREO and repossessed assets expenses; (v) FDIC assessments and insurance expenses; and (vi) occupancy and equipment expenses. These were partially offset by higher losses on loans held for sale carried at the lower of cost or fair value and higher telecommunications and data processing expenses.
Other operating expenses decreased $10.3 million, or 48.9%, in the nine months ended September 30, 2026 compared to the same period last year. This was primarily due to: (i) the absence of $6.9 million in earnings credits in the same period last year; (ii) a decrease of approximately $2.2 million in indirect loan origination costs and mortgage loan origination and servicing expenses; (iii) a decrease of $2.2 million in loan-level derivative expenses; (iv) a net decrease of approximately $0.5 million in other smaller operating expenses; and (v) a decrease of $0.2 million in charitable contributions. These were partially offset by an increase of approximately $1.8 million in write-down of an equity investment carried at cost.
Mortgage banking expenses included within other operating expenses were $0.3 million during the first nine months of 2026, compared to $2.1 million in the same period last year as the dissolution of Amerant Mortgage was completed during the third quarter of 2026.
Professional and other services fees decreased by $4.5 million, or 10.1%, in the nine months ended September 30, 2026 compared to the same period last year. This was mainly driven by a decrease in fees related to our technology provider as a result of savings achieved from vendor contract renegotiations, and a combined net decrease in other vendor fees.
Advertising expenses decreased by $2.9 million, or 22.9%, in the nine months ended September 30, 2026 compared to the same period last year, mainly driven by lower advertising expenses associated with various strategic optimization and cost-saving initiatives.

Other real estate owned and repossessed assets expenses decreased by $2.8 million, or 283.0% in the nine months ended September 30, 2026 compared to the same period last year. In the nine months ended September 30, 2026, the Company sold one of the two units of an OREO commercial real estate property and recorded a loss on sale of approximately $1.3 million. In addition, the Company recorded other OREO expenses of $0.9 million in the first nine months of 2026. These results were offset by a $2.6 million valuation gain on a recent appraisal of the remaining unit of the property, and OREO income of $1.5 million, both of which were recorded in the nine months ended September 30, 2026. In the nine months ended September 30, 2025, the Company recorded $2.4 million of OREO valuation allowances and other OREO expenses of approximately $0.7 million. These were partially offset by $1.6 million in OREO rental income and approximately $0.5 million in net gains on sale of two OREO properties.

FDIC assessments and insurance expenses decreased $0.7 million, or 7.6%, in the nine months ended September 30, 2026 compared to the same period last year mainly due to having lower average assets this period compared to last year resulting in lower FDIC assessments.

Occupancy and equipment expenses decreased by $0.5 million, or 3.1% in the nine months ended September 30, 2026 compared to the same period one year ago primarily due to lower equipment expenses.

Salaries and employee benefits decreased by $0.1 million, or 0.1%, in the nine months ended September 30, 2026 compared to the same period one year ago, mainly driven by lower severance expenses and lower sign-on bonuses and bonus commissions. These were partially offset by higher regular salaries and variable compensation driven by improved results.

Losses on loans held for sale carried at the lower of cost or fair value increased $2.0 million, or 226.4%, in the nine months ended September 30, 2026, compared to the same period last year. In the nine months ended September 30, 2026, the Company had losses on the sale and valuation allowances of various loans transferred to loans held for sale during the period, in comparison to the same period in 2025 having a loss on the sale of one substandard owner-occupied loan.

Telecommunications and data processing expenses increased $1.0 million, or 10.8%, in the nine months ended September 30, 2026, compared to the same period last year mainly due to an increase in computer expenses.

Income Taxes
The table below sets forth information related to our income taxes for the periods presented.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	2026 vs 2025		2026	2025	2026 vs 2025
(in thousands, except effective tax rates and percentages)
Income before income tax expense	$33,505	$19,008	$14,497	76.3%	$83,558	$64,234	$19,324	30.1%
Income tax expense	$7,789	$4,252	$3,537	83.2%	$18,926	$14,518	$4,408	30.4%
Effective income tax rate	23.25%	22.37%	0.88%	3.9%	22.65%	22.60%	0.05%	0.2%

In the third quarter of 2026, income tax expense increased to $7.8 million from $4.3 million in the third quarter of 2025, mainly driven by higher income before income taxes in the third quarter of 2026 compared to the same period last year. In the nine months ended September 30, 2026, income tax expense increased to $18.9 million from $14.5 million in the same period last year, primarily driven by higher income before income taxes in the first nine months of 2026 compared to the same period last year.
As of September 30, 2026, the Company’s net deferred tax assets were $78.1 million, an increase of $42.6 million, or 119.6%, compared to $35.6 million as of December 31, 2025. This was primarily driven by an increase of $39.9 million in connection with $156.5 million in net unrealized holding losses on debt securities available for sale and, to a lesser extent, an increase in the allowance for credit losses and other smaller components during the period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Net income attributable to Amerant Bancorp Inc.	$25,716	$14,756	$64,632	$49,716
Plus: provision for credit losses (1)	6,200	14,600	18,750	39,106
Plus: provision for income tax expense	7,789	4,252	18,926	14,518
Pre-tax pre-provision net revenue (PPNR)	$39,705	$33,608	$102,308	$103,340

(in thousands, except percentages, share data and per share amounts)	As of September 30, 2026	As of December 31, 2025
Stockholders' equity	$840,817	$938,802
Less: goodwill and other intangibles (2)	(21,389)	(23,103)
Tangible common stockholders' equity	$819,428	$915,699
Total assets	10,211,645	9,777,018
Less: goodwill and other intangibles (2)	(21,389)	(23,103)
Tangible assets	$10,190,256	$9,753,915
Common shares outstanding	39,127,237	40,595,273
Tangible common equity ratio	8.04%	9.39%
Stockholders' book value per common share	$21.49	$23.13
Tangible stockholders' equity book value per common share	$20.94	$22.56
(1) Includes provision for credit losses on loans and provision for loan contingencies.
(2) As of September 30, 2026, other intangible assets primarily consist of naming rights. As of December 31, 2025, also includes mortgage servicing rights (“MSRs”). Other intangible assets are included in other assets in the Company’s consolidated balance sheets.

Financial Condition - Comparison of Financial Condition as of September 30, 2026 and December 31, 2025
Assets. Total assets were $10.2 billion as of September 30, 2026, an increase of $434.6 million, or 4.4%, compared to $9.8 billion at December 31, 2025. This result was primarily driven by increases of: (i) $360.6 million, or 5.4%, in total loans held for investment and loans held for sale, net of the ACL; (ii) $141.1 million, or 6.8%, in total securities, mainly debt securities available for sale and (iii) deferred tax assets of $42.6 million, or 119.6%, resulting primarily from higher unrealized valuation losses of securities available for sale as a result of changes in market interest rates. The increases were partially offset primarily by a decrease of $108.7 million, or 23.1%, in cash and cash equivalents. See “-Average Balance Sheet, Interest and Yield/Rate Analysis” for detailed information, including changes in the composition of our interest-earning assets.

Cash and Cash Equivalents. Cash and cash equivalents decreased to $361.5 million at September 30, 2026 from $470.2 million at December 31, 2025, primarily as a result of a decrease in interest earning cash balances which were placed in higher-yielding assets.
At September 30, 2026 and December 31, 2025, interest earning deposits with banks, mainly cash balances held at the Federal Reserve, were $299.7 million and $409.4 million, respectively. In addition, at September 30, 2026 and December 31, 2025, the Company’s cash and cash equivalents included restricted cash of $28.7 million and $6.2 million, respectively, which was held primarily to cover margin calls on derivative transactions with certain brokers. Furthermore, at December 31, 2025, the Company’s cash and cash equivalents included other short-term investments of $7.2 million, consisting of US Treasury Bills that mature in 90 days or less. At September 30, 2026, the Company had no such other short-term investments included in cash and cash equivalents.
Cash and cash equivalents provided by operating activities were $107.8 million in the nine months ended September 30, 2026, mainly driven by: (i) net income of $64.6 million; (ii) net increase of $23.7 million in operating assets and liability; (iii) a non-cash adjustment of $18.8 million for the provision for credit losses; and (iv) net sales of $2.6 million in mortgage loans held for sale at fair value. These results include a net decrease of $1.9 million in other non-cash adjustments.
Net cash used in investing activities was $678.2 million during the nine months ended September 30, 2026, mainly driven by: (i) purchases of securities totaling $822.0 million, mainly comprised of debt securities available for sale, and (ii) a net increase in loans originated for investment of $605.9 million. These disbursements were partially offset by: (i) maturities, sales, calls and paydowns of investment securities totaling $525.4 million, (ii) proceeds from the sale of loans originated for investment of $218.9 million, and proceeds from the sale of other real estate owned of $6.7 million.

In the nine months ended September 30, 2026, net cash provided by financing activities was $461.8 million, mainly due to: (i) proceeds from FHLB advances of $620.0 million, (ii) a net increase in total demand, savings and money market deposit balances of $527.6 million, and (iii) issuance of Senior Notes, net of issuance costs of $48.4 million. This was partially offset by: (i) repayments of FHLB advances of $617.0 million, (ii) a net decrease of $68.8 million in time deposits; (iii) an aggregate of $37.1 million of Class A common stock repurchased, and (iv) $10.9 million of dividends declared and paid by the Company in the nine months ended September 30, 2026. See “-Capital Resources and Liquidity Management” for more details on changes in FHLB advances and common stock transactions in the nine months ended September 30, 2026.

Loans
Loans are our largest component of interest-earning assets. The table below depicts the trend of loans as a percentage of total assets and the allowance for loan losses as a percentage of total loans for the periods presented.

	September 30, 2026	December 31, 2025
(in thousands, except percentages)
Total loans, gross (1)	$7,073,445	$6,697,235
Total loans, gross / total assets	69.3%	68.5%

Allowance for credit losses	$94,845	$79,276
Allowance for credit losses / total loans held for investment, gross (1) (2)	1.36%	1.20%

Total loans, net (3)	$6,978,600	$6,617,959
Total loans, net / total assets	68.3%	67.7%
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

The table below summarizes the composition of our loans held for investment by type of loan as of the end of each period presented.

(in thousands)	September 30, 2026	December 31, 2025
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$1,468,739	$1,591,861
Multi-family residential	220,001	322,447
Land development and construction loans	500,872	534,028
	2,189,612	2,448,336
Single-family residential	2,159,674	1,515,181
Owner occupied	710,758	809,336
	5,060,044	4,772,853
Commercial loans	1,657,316	1,446,406
Loans to financial institutions and acceptances (1)	49,502	148,602
Consumer loans and overdrafts (2)	209,999	245,530
Total Loans held for investment (3)	$6,976,861	$6,613,391

__________________

(1)    This portfolio consists of loans to non-depository financial institutions, such as mortgage companies and other financial intermediaries.
(2)    Includes customers’ overdraft balances totaling $0.1 million and $4.4 million, at each of the dates presented.
(3)    Includes international loans for which the country of risk is primarily Venezuela. All international loans are denominated in and payable in U.S. dollars and represent less than 10% of total assets and total loans held for investment at any of the periods shown. Management does not consider these balances to represent a significant concentration of credit risk.

The composition of our CRE loan portfolio held for investment by industry segment at September 30, 2026 and December 31, 2025 is depicted in the following table:

(in thousands)	September 30, 2026	December 31, 2025
Retail (1)	$577,335	$617,861
Multifamily	220,001	322,447
Office Space	395,902	469,746
Specialty (2)	178,422	182,847
Land and Construction	500,872	534,028
Hospitality	201,111	239,355
Industrial and Warehouse	115,969	82,052
Total CRE Loans Held for Investment	$2,189,612	$2,448,336

(1)    Includes loans generally granted to finance the acquisition or operation of non-owner occupied properties such as retail shopping centers, free-standing single-tenant properties, and mixed-use properties primarily dedicated to retail, where the primary source of repayment is derived from the rental income generated from the use of the property by its tenants.
(2)    Includes marinas, schools, nursing and residential care facilities, and other specialty type CRE properties.

The table below summarizes the composition of our loans held for sale by type of loan as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Loans held for sale at the lower of cost or fair value
Real estate loans
Commercial real estate
Non-owner occupied	$59,826	$43,406
Land development and construction loans (1)	23,626	22,339
	83,452	65,745
Owner occupied	$12,395	15,167
Total loans held for sale at the lower of cost or fair value (2)	95,847	80,912

Mortgage loans held for sale at fair value
Single-family residential	737	2,932
Total mortgage loans held for sale at fair value	737	$2,932
Total loans held for sale	$96,584	$83,844
___________
(1)As of September 30, 2026, there were no non-accrual loans categorized held for sale. As of December 31, 2025, there were two non-accrual loans with an outstanding balance of $16.2 million which includes $3.2 million categorized as 60-89 days past due and $13.0 million as greater than 90 days past due as of December 31, 2025.
(2)As of September 30, 2026 and December 31, 2025, these loans were rated Pass and Substandard, respectively.

As of September 30, 2026, total loans held for investment were $7.0 billion, up $363.5 million, or 5.5%, compared to $6.6 billion at December 31, 2025. This reflects net increases of (i)$644.5 million, or 42.5%, in single-family residential loans and (ii)$210.9 million, or 14.6%, in commercial loans. These increases were partially offset by net decreases of (i) $258.7 million, or 10.6%, in CRE loans; (ii) $99.1 million, or 66.7%, in loans to financial institutions and acceptances, primarily due to scheduled maturities during the nine months ended September 30, 2026; (iii) $98.6 million, or 12.2%, in owner occupied loans; and (iv) $35.5 million, or 14.5%, in consumer loans. The increases include loan purchases totaling $736.6 million in single family residential loans and $210.5 million in commercial syndicated loans. The net decreases in CRE and owner occupied loans and the net increase in single-family residential loans include decreases of $202.8 million, $13.0 million, and $16.8 million, respectively, in loans transferred from held for investment to held for sale, at the lower of cost or fair value. The decrease in consumer loans was mainly attributable to lower balances in indirect consumer loans, as we discontinued purchases of these loans and the portfolio continues to run off over time.
As of September 30, 2026, loans held for sale at the lower of cost or fair value were $95.8 million, up $14.9 million, or 18.5%, compared to $80.9 million at December 31, 2025. The increase is principally due to $232.6 million in loans transferred from loans held for investment to held for sale, at the lower of cost or fair value, including $202.8 million in commercial real estate loans, $13.0 million in owner occupied loans, and $16.8 million in residential loans. This was partially offset by decreases from: (i) loan sales of $167.7 million in real estate loans, (ii) loan payoffs and paydowns of $47.1 million, primarily in connection with two loans, and (iii) a market valuation allowance adjustment, net of releases of $2.9 million.

As of September 30, 2026, loans under syndication facilities, included in loans held for investment, were $736.4 million, an increase of $301.5 million, or 69.3%, compared to $434.9 million at December 31, 2025. The increase was primarily driven by the purchase of $210.5 million of commercial syndicated loans, partially offset by the transfer of two loans totaling $52.9 million to held for sale. In addition, there were net increases of $94.3 million and $49.6 million in club deals and Shared National Credit (“SNC”) facilities, respectively. As of September 30, 2026 and December 31, 2025, there were no SNC loans that financed highly leveraged transactions. At September 30, 2026 and December 31, 2025, loans under syndication facilities held for investment include SNCs of $313.6 and $53.5 million, respectively.

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

	September 30, 2026		December 31, 2025
	Allowance	% of Loans in Each Category to Total Loans Held for Investment	Allowance	% of Loans in Each Category to Total Loans Held for Investment
(in thousands, except percentages)
Total Loans
Real estate	$22,144	32.6%	$23,117	39.0%
Commercial	52,029	35.1%	34,353	35.4%
Financial institutions	—	—%	—	—%
Consumer and others (1)	20,672	32.3%	21,806	25.6%
Total Allowance for Credit Losses	$94,845	100.0%	$79,276	100.0%
% of Total Loans held for investment	1.36%		1.20%
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

	September 30, 2026	December 31, 2025
(in thousands)
Non-Accrual Loans
Real Estate Loans
Commercial real estate (CRE)
Non-owner occupied	$4,677	$4,288
Multi-family residential	377	—
Land development and construction loans	—	16,200
	5,054	20,488
Single-family residential	31,077	26,082
Owner occupied	24,833	28,733
	60,964	75,303
Commercial loans	79,452	83,761
Consumer loans and overdrafts	7,667	9,204
Total Non-Accrual Loans	$148,083	$168,268

Past Due Accruing Loans
Real Estate Loans
Single-family residential	179	$—
Owner occupied	1,220	730
Commercial loans	—	2,372
Consumer loans and overdrafts	—	—
Total Past Due Accruing Loans (1)	1,399	3,102

Total Non-Performing Loans	$149,482	$171,370
OREO and other repossessed assets	10,044	15,542
Total Non-Performing Assets	$159,526	$186,912
______________
(1) Loans past due 90 days or more but still accruing.

The following table presents the activity of non-performing assets by type of loan in the nine months ended September 30, 2026:

	Nine Months Ended September 30, 2026
(in thousands)	Commercial Real Estate	Single-family Residential	Owner-occupied	Commercial	Financial Institutions	Consumer and Others	OREO	Total
Balance at beginning of period	$20,488	$26,082	$29,463	$86,133	$—	$9,204	$15,542	$186,912

Plus: loans placed in nonaccrual status	15,752	25,636	20,410	40,957	—	5,327	—	108,082

Less: nonaccrual loan charge-offs	—	—	—	(13,311)	—	(5,256)	—	(18,567)
Less: nonaccrual loans sold, net of charge offs	(16,200)	(17,006)	—	—	—	—	—	(33,206)
Less: nonaccrual loan collections and others	(14,986)	(3,521)	(24,310)	(31,955)	—	(1,608)	—	(76,380)
Plus (Less): (decrease) increase in past-due accruing loans (1)	—	179	490	(2,372)	—	—	—	(1,703)
Less: loans returned to accrual status	—	(114)	—	—	—	—	—	(114)
OREO valuation allowance and sales, net	—	—	—	—	—	—	(5,498)	(5,498)
Balances at end of period	$5,054	$31,256	$26,053	$79,452	$—	$7,667	$10,044	$159,526
__________________
(1)    Loans past due 90 days or more but still accruing.

The decrease in nonperforming assets during the nine months ended September 30, 2026 was primarily due to $76.4 million in collections, $33.2 million loan sales, and $18.6 million in charge-offs. These results were partially offset by: (i) the downgrade of 15 loan relationships totaling $67.0 million, that included a combination of CRE, owner-occupied, commercial and residential loans; and (ii) $41.1 million of smaller balance loans.

During the three months ended September 30, 2026, the Company sold one of two units of a commercial real estate property classified as other real estate owned, with a carrying value of $8.1 million, resulting in a loss of $1.3 million. Additionally, the Company recorded a valuation gain of $2.6 million based on a recent appraisal of the remaining unit of the property.

In October 2026, the Company collected $5.0 million upon the full payoff of a loan that had been classified as “substandard” and placed in non-accrual as of September 30, 2026.

Non-performing loans are generally rated Classified. See discussion on Classified and Special Mention Loans below for more details, including details about new loans downgraded during period.

We recognized no interest income on nonaccrual loans during the nine months ended September 30, 2026 and 2025.

The Company’s loans by credit quality indicators are summarized in the following table. We have no purchased-credit-impaired loans.

	September 30, 2026				December 31, 2025
(in thousands)	Special Mention	Substandard	Doubtful	Total (1)	Special Mention	Substandard	Doubtful	Total (1)
Loans held for investment
Real Estate Loans
Commercial Real Estate (CRE)
Non-owner occupied	$75,800	$20,454	$—	$96,254	$56,126	$34,213	$—	$90,339
Multi-family residential	—	377	—	377	31,704	22,435	—	54,139
Land development and construction loans	35,901	—	—	35,901	—	—	—	—
	111,701	20,831	—	132,532	87,830	56,648	—	144,478
Single-family residential	2,500	31,077	—	33,577	733	26,010	—	26,743
Owner occupied	4,964	61,478	—	66,442	12,485	51,965	—	64,450
	119,165	113,386	—	232,551	101,048	134,623	—	235,671
Commercial loans	1,555	91,917	—	93,472	35,408	129,610	459	165,477
Loans to financial institutions and acceptances	—	—	—	—	—	—	—	—
Consumer loans and overdrafts	—	7,667	—	7,667	—	9,204	—	9,204
	$120,720	$212,970	$—	$333,690	$136,456	$273,437	$459	$410,352
Loans held for sale at the lower of cost or fair value
Non-owner occupied	—	—	—	—	—	43,406	—	43,406
Land development and construction loans	—	—	—	—	—	22,339	—	22,339
Owner occupied	—	—	—	—	—	15,167	—	15,167
Total loans held for sale	—	—	—	—	—	80,912	—	80,912
Total	$120,720	$212,970	$—	$333,690	$136,456	$354,349	$459	$491,264
__________
(1)    There are no loans categorized as “Loss” as of the dates presented.

Classified Loans
Classified loans include substandard and doubtful loans. The following table presents the activity of classified loans in the nine months ended September 30, 2026:

	Nine Months Ended September 30, 2026
(in thousands)	Commercial Real Estate	Single-family Residential	Owner-occupied	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of period	$122,393	$26,010	$67,132	$130,069	$—	$9,204	$354,808
Plus: loans downgraded to substandard and doubtful	7,793	25,645	33,804	39,142	35,210	5,327	146,921
Less: classified loan charge-offs	—	—	—	(13,311)	—	(5,256)	(18,567)
Less: classified loans sold, net of charge offs	(88,203)	(17,006)	—	—	—	—	(105,209)
Less: classified loan collections and others	(21,152)	(2,736)	(39,458)	(63,983)	(35,210)	(1,608)	(164,147)
Less: loans upgraded	—	(836)	—	—	—	—	(836)
Balances at end of period	$20,831	$31,077	$61,478	$91,917	$—	$7,667	$212,970

Classified loans decreased $141.8 million, or 40.0%, primarily due to loan sales and payoffs totaling $105.2 million and $164.1 million, respectively, and $18.6 million in charge-offs. These results were partially offset by downgrades totaling $146.9 million, including: i) one $35.2 million non‑depository financial institution loan in accrual status secured by underlying CRE collateral which was later paid off; (ii) seven commercial relationships totaling $29.3 million; (iii) six owner-occupied relationships totaling $33.8 million; (iv) one $16.8 million single‑family residential loan in non-accrual status which was later sold; (v) two CRE loan totaling $6.9 million; and (vi) $41.6 million related to other smaller loans.

Composition of Classified Loans at September 30, 2026
As of September 30, 2026, classified loans had the following composition: (i) $90.4 million had real estate collateral with a weighted‑average loan‑to‑value ratio of 68.4%; (ii) $81.1 million of cash‑flow‑dependent loans; (iii) $17.2 million of collateral‑dependent loans other than real estate, primarily asset‑based lending; and (iv) $24.3 million of loans collectively evaluated for purposes of determining the allowance for credit losses.

Special Mention Loans.
The following table presents the activity of special mention loans by type of loan in the nine months ended September 30, 2026:

	Nine Months Ended September 30, 2026
(in thousands)	Commercial Real Estate	Single-family Residential	Owner-occupied	Commercial	Financial Institutions	Consumer and Others	Total
Balance at beginning of period	$87,830	$733	$12,485	$35,408	$—	$—	$136,456

Downgrades to Special Mention	110,219	2,500	4,985	2,648	—	—	120,352

Upgrades to Pass	(28,071)	(730)	(3,997)	(34,548)	—	—	(67,346)
Downgrades to Substandard	—	—	(8,472)	(1,623)	—	—	(10,095)
Valuation allowances	(1,311)	—	—	—	—	—	(1,311)
Payoffs/Paydowns	(26,046)	(3)	(37)	(330)	—	—	(26,416)
Loans Sold	(30,920)	—	—	—	—	—	(30,920)
Balances at end of period	$111,701	$2,500	$4,964	$1,555	$—	$—	$120,720

All special mention loans remained current at September 30, 2026.
The decrease in Special Mention loans was primarily driven by upgrades to Pass totaling $67.3 million, primarily related to two commercial relationships based on year-end financial information received. Additionally, there were loan payoffs and paydowns totaling $26.5 million mainly related to one CRE loan, and $10.1 million downgraded to classified. The Company also sold a loan totaling $30.9 million and recorded valuation allowances of $1.3 million. These were partially offset by downgrades to Special Mention totaling $120.4 million mainly real estate secured loans.

Potential problem loans, which are accruing loans classified as substandard and are less than 90 days past due, at September 30, 2026 and December 31, 2025, are as follows:

(in thousands)	September 30, 2026	December 31, 2025
Real estate loans
Commercial real estate (CRE)
Non-owner occupied	$15,777	$73,332
Multi-family residential	—	22,435
Land development and construction loans	—	6,139
	15,777	101,906
Single-family residential	—	44
Owner occupied	35,425	38,399
	51,202	140,349
Commercial loans	14,717	46,308
Loans to depository institutions and acceptances	—	—
	$65,919	$186,657

At September 30, 2026 total potential problem loans decreased by $120.7 million, or 64.7%, compared to $186.7 million at December 31, 2025. This was primarily driven by a reduction of approximately $177.3 million from loan sales and loan payoffs, as well as a $14.9 million decrease resulting from loans moving to non‑accrual status and related balance reductions. These improvements were partially offset by an increase of $71.5 million in potential problem loans attributable to loan downgrades.

Securities
The following table sets forth the book value and percentage of each category of securities at September 30, 2026 and December 31, 2025. The book value for trading securities, debt securities classified as available for sale and equity securities with readily determinable fair value not held for trading represents fair value. The Company determined that an ACL on its debt securities available for sale at September 30, 2026 and December 31, 2025 was not required.

	September 30, 2026		December 31, 2025
	Amount	%	Amount	%
(in thousands, except percentages)
Debt securities available for sale:
U.S. Government agency and sponsored enterprise residential MBS	1,927,613	86.6%	$1,824,510	87.5%
U.S. Treasury Securities	19,642	0.9%	1,000	0.1%
U.S. Government agency and sponsored enterprise commercial MBS	138,391	6.2%	152,249	7.3%
U.S. Government agency and sponsored enterprise obligations	78,914	3.5%	45,455	2.2%
Municipal Bonds	1,481	0.1%	1,669	0.1%
	$2,166,041	97.3%	$2,024,883	97.2%

Equity securities with readily determinable fair value not held for trading (1)	$2,435	0.1%	$2,548	0.1%
Other securities (2):	$57,152	2.6%	$57,138	2.7%
	$2,225,628	100.0%	$2,084,569	100.0%
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

As of September 30, 2026, total securities increased $141.1 million, or 6.8%, to $2.2 billion compared to $2.1 billion at December 31, 2025. The increase in the nine months ended September 30, 2026 was mainly driven by purchases of $822.0 million, consisting mainly of fixed-rate debt securities available for sale. This increase was partially offset by (i) maturities, sales, calls and pay downs, totaling $525.4 million of debt securities available for sale and FHLB stock and (ii) net pre-tax unrealized losses of $156.5 million on debt securities available for sale primarily attributable to changes in market interest rates during the current period.
During the nine months ended September 30, 2026, the Company purchased $217.5 million of U.S. treasury bills and Treasury notes and sold $200 million of U.S. treasury bills. As of September 30, 2026, the Company’s U.S. treasury securities portfolio consists solely of Treasury notes, including approximately $1.0 million with maturities of more than 90 days and less than one year and $18.7 million with longer-term maturity. These purchases reflect the Company’s efforts of improving net interest income and actively managing its expected liquidity requirements.

Debt securities available for sale had net unrealized holding losses of $158.7 million at September 30, 2026, compared to December 31, 2025 when net unrealized holding losses were $23.9 million and net unrealized holding gains were $21.7 million. Higher market interest rates during the third quarter and year to date reduced the fair value of the available-for-sale securities portfolio and tangible common equity and increased unrealized losses in accumulated other comprehensive loss. Higher rates also extended the expected duration of mortgage-backed securities as projected prepayments slowed. The Company continues to maintain sufficient liquidity and funding capacity, including the ability to pledge securities in the portfolio as collateral for additional borrowings, if needed, and does not expect to be required to sell these securities before recovery of their amortized cost. The Company believes these securities are not credit-impaired because the change in fair value is attributable to changes in interest rates and investment securities markets, generally, and not credit quality. As a result, the Company did not record an ACL on these securities as of September 30, 2026 and December 31, 2025.

The following tables set forth the book value, scheduled maturities and weighted average yields for our securities portfolio at September 30, 2026 and December 31, 2025. Similar to the table above, the book value for securities available for sale, trading securities and equity securities with readily determinable fair value not held for trading is equal to fair market value.

September 30, 2026
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. Government agency and sponsored enterprise obligations	78,914	4.09%	—	—%	1,993	4.41%	43,296	3.85%	33,625	4.37%	—	—%
Municipal bonds	1,481	2.40%	—	—%	336	1.79%	650	2.43%	495	2.76%	—	—%
U.S. Treasury Securities	19,642	4.78%	989	3.57%	490	3.47%	—	—%	18,163	4.88%	—	—%
U.S. Government agency and sponsored enterprise commercial MBS	138,391	4.20%	1,667	4.70%	42,877	3.79%	37,413	3.91%	56,434	4.70%	—	—%
U.S. Government agency and sponsored enterprise residential MBS	1,927,613	4.81%	6	4.01%	1,410	6.14%	4,520	4.18%	1,921,677	4.81%	—	—%
	2,166,041	4.74%	2,662	4.28%	47,106	3.87%	85,879	3.88%	2,030,394	4.80%	—	—%

Equity securities with readily determinable fair value not held for trading	2,435	3.62%	$—	—%	—	—%	—	—%	—	—%	2,435	3.62%

Other securities	57,152	6.17%	$—	—%	—	—%	—	—%	—	—%	57,152	6.17%
	$2,225,628	4.78%	$2,662	4.28%	$47,106	3.87%	$85,879	3.88%	$2,030,394	4.80%	$59,587	6.07%

December 31, 2025
(in thousands, except percentages)	Total		Less than a year		One to five years		Five to ten years		Over ten years		No maturity
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Debt securities available for sale
U.S. Government Agency and Sponsored Enterprise Obligations	45,455	4.66%	—	—%	2,614	5.25%	18,140	4.44%	24,701	4.75%	—	—%
Municipal Bonds	1,669	2.31%	—	—%	—	—%	356	1.63%	1,313	2.49%	—	—%
U.S. Treasury Securities	1,000	3.57%	—	—%	1,000	3.57%	—	—%	—	—%	—	—%
U.S. Government Agency and Sponsored Enterprise Commercial MBS	152,249	4.13%	—	—%	46,746	3.55%	40,931	3.90%	64,572	4.70%	—	—%
U.S. Government Agency and Sponsored Enterprise Residential MBS	1,824,510	5.00%	$—	—%	856	5.70%	6,233	4.48%	1,817,421	5.00%	—	—%
	$2,024,883	4.92%	$—	—%	$51,216	3.67%	$65,660	4.09%	$1,908,007	4.98%	$—	—%

Equity securities with readily determinable fair value not held for trading	2,548	6.56%	—	—%	—	—%	—	—%	—	—%	2,548	6.56%

Other securities	$57,138	6.39%	$—	—%	$—	—%	$—	—%	$—	—%	$57,138	6.39%
	$2,084,569	4.96%	$—	—%	$51,216	3.67%	$65,660	4.09%	$1,908,007	4.98%	$59,686	6.40%
The investment portfolio’s weighted expected average effective duration increased to 5.8 years at September 30, 2026 compared to 4.4 years at December 31, 2025, mainly due to higher market rates which decreased modeled prepayment expectations of the debt securities available for sale portfolio.

Liabilities
Total liabilities were $9.4 billion at September 30, 2026, an increase of $532.6 million, or 6.0%, compared to $8.8 billion at December 31, 2025. This was primarily driven by increases of: (i) $458.7 million, or 5.9%, in total deposits, mainly due to an increase in core deposits; (ii) $48.4 million from new senior debt issued in the third quarter of 2026; and (iii) $25.9 million, or 20.2%, in accounts payable, accrued liabilities and other liabilities, primarily due to an increase in cash collateral liabilities associated with swap contracts. This increase was partially offset by a decrease of $3.5 million, or 3.0%, in operating lease liability. See “Deposits” and “Capital Resources and Liquidity Management” for more details on the changes in advances from the FHLB and total deposits.
Deposits
The growth in deposits during the first nine months of 2026, particularly in lower-cost and non-interest bearing deposits, reflects the Company’s ongoing efforts to expand its international deposit franchise and deepen longstanding client relationships, together with the benefits the Company believes it derives from its differentiated, relationship-driven business model. As a result of improved economic activity in Venezuela in the first nine months of 2026 supported, in part, by U.S.-related business activity, the Company experienced significant growth in international deposits, particularly from Venezuelan customers, reflecting the successful execution of its strategy and approach to developing and deepening its international deposit relationships. The Company continues to view this business as a meaningful growth opportunity, especially in Venezuela, where the Company believes it has high brand recognition, and longstanding relationships with local financial institutions, commercial clients and private banking customers.

During the first nine months of 2026, deposits from Venezuelan customers increased to $2.4 billion as of September 30, 2026, compared to $1.9 billion as of December 31, 2025. These are primarily operating deposits primarily tied to essential processes in the banking and oil industries, which the Company is able to service through established banking channels and supported by our existing compliance, due diligence, and relationship management framework. Our efforts also included building solid customer relationship teams across our business development areas in South Florida and Tampa in the first nine months of 2026.

Total deposits were $8.2 billion at September 30, 2026, an increase of $0.5 billion, or 5.9%, compared to $7.8 billion as of December 31, 2025. The increase in deposits in the nine months ended September 30, 2026 was mainly due to increases of: (i) $508.6 million, or 32.3%, in noninterest bearing demand deposits and (ii) $19.0 million, or 0.5%, in interest-bearing demand, savings and money market deposits. These increases were partially offset by a decrease of $68.8 million, or 3.4%, in time deposits. During the quarter of 2026, we migrated approximately $270.0 million in low-cost interest-bearing deposits to noninterest-bearing demand deposits without affecting client retention. This migration provides a clearer view of the strength of our noninterest-bearing deposit base and the underlying value of these stable relationships.

The $68.8 million, or 3.4%, net decrease in time deposits includes a decrease of $130.6 million, or 8.4% in customer CDs, which was partially offset by an increase of $61.8 million or 14.2%, in brokered time deposits. As of September 30, 2026 total brokered deposits, which are all domestic deposits, were $497.4 million, compared to $435.7 million at December 31, 2025.

CDARS and ICS reciprocal deposits are offered through the Company’s participation in the IntraFi Network. The network facilitates the placement of customer funds into certificates of deposit, demand deposit, or money market accounts issued by other member banks in increments of less than $250,000. This structure enables customers to receive full FDIC insurance coverage on large balances while the Company retains the relationship. In exchange, the Company accepts reciprocal deposits from other network banks, maintaining overall deposit levels. As of September 30, 2026 and December 31, 2025, reciprocal deposits in the Intrafi Network amounted to $1.0 billion and $0.9 billion, respectively.

We use non-reciprocal deposit placement services through the IntraFi Network. These arrangements allow us to place excess customer deposits to other network participants while maintaining the customer relationship. Under these non-reciprocal placement transactions, customer deposit funds are transferred to other participating institutions. As a result, these deposits are excluded from the Company’s consolidated balance sheets. As of December 31, 2025, we placed approximately $162.6 million of deposits to other participating institutions. There were no placements of non-reciprocal deposits as of September 30, 2026.

Deposits by Country of Domicile
The following table shows deposits by country of domicile of the depositor as of the dates presented and the changes during the period.

			Change
(in thousands, except percentages)	September 30, 2026	December 31, 2025	Amount	%
Deposits
Domestic	$5,033,484	$5,168,371	$(134,887)	(2.6)%
Foreign:
Venezuela (1)	2,395,066	1,910,980	484,086	25.3%
Others	817,122	707,583	109,539	15.5%
Total foreign	3,212,188	2,618,563	593,625	22.7%
Total deposits	$8,245,672	$7,786,934	$458,738	5.9%
_________________
(1)    Based upon the diligence we customarily perform to "know our customers" for anti-money laundering, OFAC and sanctions purposes, we believe that the U.S. economic embargo on certain Venezuelan persons will not adversely affect our Venezuelan customer relationships, generally.

Domestic deposits decreased by $134.9 million, or 2.6%, in the nine months ended September 30, 2026, primarily driven by decreases of: (i) $144.8 million in non-interest bearing deposits; and (ii) $98.5 million in customer time deposits. These decreases were partially offset by increases of: (i) $46.6 million in interest-bearing demand, savings and money market deposits; and (ii) $61.8 million in brokered time deposits. The decrease was primarily driven by lower balances from large domestic commercial fund providers and was partially offset by higher balances in Private Banking deposits.
During the nine months ended September 30, 2026, total foreign deposits increased $593.6 million, or 22.7%, primarily driven by an increase of $653.2 million in non-interest-bearing deposits. The increase in non-interest bearing deposits included a migration of approximately $270.0 million of low-cost interest-bearing deposits to noninterest-bearing demand deposits during the third quarter of 2026, as well as growth in balances from international large fund providers. The increase was partially offset by decreases of (i) $32.1 million in customer time deposits, and (ii) $27.5 million in interest-bearing demand, savings and money market deposits. Also, as part of our strategic diversification efforts, while deposits from customers domiciled in Venezuela increased $484.1 million, or 25.3%, deposits from countries other than Venezuela also increased $109.5 million, or 15.5%, which demonstrates the value of our international customer relationships.

Core Deposits
Our core deposits were $6.3 billion and $5.8 billion as of September 30, 2026 and December 31, 2025, and represented 76.6% and 74.4% of our total deposits at those dates, respectively. The increase of $527.6 million, or 9.1%, in core deposits in the nine months ended September 30, 2026 was mainly driven by the increase in noninterest bearing demand deposits, as well as an increase in interest bearing deposits. The increase in noninterest bearing demand deposits is largely driven by the increase in foreign deposits, primarily Venezuela and the migration of approximately $270.0 million in low-cost interest bearing deposits to noninterest bearing demand deposits, part of the Company’s effort to optimize its deposit base without affecting client retention.
We define “core deposits” as total deposits excluding all time deposits.

Brokered Deposits
We utilize brokered deposits primarily as an asset and liability management tool. As of September 30, 2026 and December 31, 2025, brokered deposits, consisting primarily of time deposits, were $497.4 million and $435.7 million, respectively, and represented 6.0% and 5.6% of total deposits as of the respective reporting dates. The Company has not historically sold brokered CDs in individual denominations over $100,000.
Large Fund Providers
Large fund providers consist of third party relationships with balances over $20 million. At September 30, 2026 and December 31, 2025, our large fund providers included 29 and 20, respectively, deposit relationships with total balances of $1.1 billion and 962.3 million, respectively. The increase in balances from large fund providers in the nine months ended September 30, 2026 was mainly driven by international customer deposits and included large operating deposits primarily tied to customer relationships in essential processes in the country’s banking and oil industries.
Large Time Deposits by Maturity
The following table sets forth the maturities of our time deposits with individual balances equal to or greater than $100,000 as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
(in thousands, except percentages)
Less than 3 months	$480,974	40.8%	$406,673	31.4%
3 to 6 months	403,874	34.2%	382,427	29.5%
6 to 12 months	227,351	19.3%	415,755	32.1%
1 to 3 years	60,382	5.1%	77,859	6.0%
Over 3 years	6,759	0.6%	13,520	1.0%
Total	$1,179,340	100.0%	$1,296,234	100.0%
Short-Term Borrowings
In addition to deposits, we use short-term borrowings from time to time, such as advances from the FHLB and borrowings from other banks, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. Short-term borrowings have maturities of 12 months or less as of the reported period-end.
All of the Company’s short-term borrowings at September 30, 2026 corresponded to FHLB advances. There were no other borrowings or repurchase agreements outstanding at September 30, 2026 and December 31, 2025.

The following table sets forth information about the outstanding amounts of our short-term borrowings at the close of, and for the nine months ended September 30, 2026 and at December 31, 2025.

	September 30, 2026	December 31, 2025
(in thousands, except percentages)
Outstanding at period-end	$280,000	$—
Average amount	44,444	20,000
Maximum amount outstanding at any month-end	280,000	100,000
Weighted average interest rate:
During period	3.96%	4.08%
End of period	4.02%	—%

Return on Equity and Assets
The following table shows annualized return on average assets, return on average equity, and average equity to average assets ratio for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousands, except percentages and per share data)
Net income attributable to the Company	$25,716	$14,756	$64,632	$49,716
Basic earnings per common share	0.66	0.35	1.63	1.19
Diluted earnings per common share (1)	0.65	0.35	1.62	1.19

Average total assets	$10,212,796	$10,243,925	$10,075,466	$10,181,641
Average stockholders' equity	903,738	942,421	922,469	923,665
Net income attributable to the Company / Average total assets (ROA)	1.00%	0.57%	0.86%	0.65%
Net income attributable to the Company / Average stockholders' equity (ROE)	11.29%	6.21%	9.37%	7.20%
Average stockholders' equity / Average total assets ratio	8.85%	9.20%	9.16%	9.07%
__________________

(1)In the three and nine month periods ended September 30, 2026 and 2025, potential dilutive instruments consisted of unvested shares of restricted stock, restricted stock units and performance share units. See Note 13 to our unaudited interim consolidated financial statements in this Form 10-Q for details on the dilutive effects of the issuance of restricted stock, restricted stock units and performance share units on earnings per share for the nine months ended September 30, 2026 and 2025.
During the three months ended September 30, 2026, basic and diluted earnings per share increased compared to the same period in 2025, primarily driven by higher net income. During the nine months ended September 30, 2026, basic and diluted earnings per share increased compared to the same period one year ago, primarily driven by improved net income in the current period compared to the same period last year.

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
Total stockholders’ equity was $840.8 million as of September 30, 2026, a decrease of $98.0 million, or 10.4%, compared to $938.8 million as of December 31, 2025. This decrease was primarily driven by: (i) an aggregate of $37.1 million of Class A common stock repurchased in the nine months ended September 30, 2026; (ii) $10.9 million of dividends declared and paid by the Company in the nine months ended September 30, 2026, and (iii) $118.0 million of other comprehensive loss, mainly due to net unrealized holding losses on debt securities available for sale. This was partially offset by net income of $64.6 million in the nine months ended September 30, 2026.

Common Stock Transactions
In the three and nine month periods ended September 30, 2026, the Company repurchased an aggregate of 70,592 and 1,620,085 shares, respectively, of Class A common stock under the Stock Repurchase Program at a weighted average price of $28.47 and $22.71 per share, respectively, including transaction costs. The aggregate purchase price for these transactions was $2.0 million and $37.1 million in the three and nine month periods ended September 30, 2026, including certain transaction costs. See Note 1 to our unaudited interim consolidated financial statements in this Form 10-Q for more details on the Stock Repurchase Program.

Dividends
Set forth below are the details of dividends declared and paid by the Company for the first nine months ended September 30, 2026:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Dividend Amount
07/22/2026	08/14/2026	08/28/2026	$0.09	$3.5 million
04/22/2026	05/15/2026	05/29/2026	$0.09	$3.6 million
01/22/2026	02/13/2026	02/27/2026	$0.09	$3.7 million
On October 21, 2026, the Company’s Board of Directors declared a cash dividend of $0.09 per share of the Company’s common stock. The dividend is payable on November 27, 2026, to shareholders of record at the close of business on November 13, 2026.

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

Customer deposits have been our principal source of funding, supplemented by our investment securities portfolio, our short-term and long-term borrowings as well as loan repayments and amortizations. The Company’s liquidity position includes cash and cash equivalents, including restricted cash, of $361.5 million at September 30, 2026, compared to $470.2 million at December 31, 2025.

At September 30, 2026 and December 31, 2025, the Company had $0.7 billion of outstanding advances from the FHLB. At September 30, 2026 and December 31, 2025, we had an additional $2.3 billion and $2.1 billion, respectively, of remaining borrowing capacity with the FHLB. This additional borrowing capacity is determined by the FHLB. In the nine months ended September 30, 2026 the Company borrowed $620.0 million from the FHLB and repaid $617.0 million of FHLB advances. The Company recognized a gain of $0.7 million as a result of the early repayment of certain FHLB advances. The Company may repay advances from the FHLB prior to their stated maturity as part of the Company’s asset and liability management strategies.

There were no other borrowings as of September 30, 2026 and December 31, 2025.

We also have available uncommitted federal funds lines with several banks. We had no outstanding borrowings under uncommitted federal funds lines with banks at September 30, 2026 and December 31, 2025.

Holding Company

We are a corporation separate and apart from the Bank and, therefore, must provide for our own liquidity. Historically, our main source of funding has been dividends declared and paid to us by the Bank. The Company is the obligor and guarantor on our junior subordinated debt, the Subordinated Notes and the newly issued senior notes.
On September 17, 2026, the Company issued $50.0 million of senior notes due 2031. The net proceeds will be used to enhance holding company liquidity and provide additional financial flexibility to support capital management activities and strategic growth initiatives. The Senior Notes are unsecured and unsubordinated obligations of the Company and rank equally with all of the Company's existing and future unsecured and unsubordinated indebtedness.
The Company, as a separate stand-alone entity, held cash and cash equivalents mainly at the Bank totaling $68.0 million as of September 30, 2026 and $17.5 million as of December 31, 2025 in funds available to service its outstanding debt agreements and for general corporate purposes.

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
On October 21, 2026, the Board of Directors of the Bank approved the payment of a cash dividend in the amount of $25.0 million by the Bank to the Company which was paid in October 2026.
Based on our current outlook, we believe that net income, advances from the FHLB, available other borrowings and any dividends paid to us by the Bank will be sufficient to fund liquidity requirements for at least the next twelve months and the foreseeable future.

Regulatory Capital Requirements
The Company’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums To be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2026
Total capital ratio	$1,132,039	14.48%	$625,430	8.00%	$781,788	10.00%
Tier 1 capital ratio	1,004,341	12.85%	469,073	6.00%	625,430	8.00%
Tier 1 leverage ratio	1,004,341	9.78%	410,586	4.00%	513,232	5.00%
Common Equity Tier 1 (CET1)	943,824	12.07%	351,804	4.50%	508,162	6.50%

December 31, 2025
Total capital ratio	$1,102,426	14.10%	$625,550	8.00%	$781,938	10.00%
Tier 1 capital ratio	983,662	12.58%	469,163	6.00%	625,550	8.00%
Tier 1 leverage ratio	983,662	9.62%	408,990	4.00%	511,237	5.00%
Common Equity Tier 1 (CET1)	923,069	11.80%	351,872	4.50%	508,260	6.50%
The Bank’s consolidated regulatory capital amounts and ratios are presented in the following table:

	Actual		Required for Capital Adequacy Purposes		Regulatory Minimums to be Well Capitalized
(in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2026
Total capital ratio	$1,102,853	14.13%	$624,585	8.00%	$780,732	10.00%
Tier 1 capital ratio	1,005,208	12.88%	468,439	6.00%	624,585	8.00%
Tier 1 leverage ratio	1,005,208	9.84%	408,424	4.00%	510,530	5.00%
Common Equity Tier 1 (CET1)	1,005,208	12.88%	351,329	4.50%	507,476	6.50%

December 31, 2025
Total capital ratio	$1,052,893	13.49%	$624,495	8.00%	$780,619	10.00%
Tier 1 capital ratio	963,923	12.35%	468,372	6.00%	624,495	8.00%
Tier 1 leverage ratio	963,923	9.47%	407,159	4.00%	508,949	5.00%
Common Equity Tier 1 (CET1)	963,923	12.35%	351,279	4.50%	507,402	6.50%

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

(in thousands)	September 30, 2026	December 31, 2025
Commitments to extend credit	$1,327,634	$1,605,254
Standby letters of credit	181,927	179,288
	$1,509,561	$1,784,542

Contractual Obligations
In the normal course of business, we and our subsidiaries enter into various contractual obligations that may require future cash payments. Significant commitments for future cash obligations include capital expenditures related to operating leases, certain binding agreements we have entered into for services including outsourcing of technology services as well as loan purchases, advertising and other services, and other borrowing arrangements which are not material to our liquidity needs. We currently anticipate that our available funds, credit facilities, and cash flows from operations will be sufficient to meet our operational cash needs for the foreseeable future. Other than the changes discussed herein, there have been no material changes to the contractual obligations previously disclosed in the 2025 Form 10-K.

During the nine months ended September 30, 2026, the Company borrowed advances from the FHLB totaling $620.0 million and repaid a total of $617.0 million of outstanding advances. Repayments include $417.0 million of advances that were terminated prior to their original maturities.
In the nine months ended September 30, 2026, total time deposits decreased by $68.8 million, or 3.4%. See “Deposits” for additional information.

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
Earnings Sensitivity
The following table shows the sensitivity of our net interest income as a function of modeled interest rate changes:

	Change in earnings (1)
	September 30,		December 31,
(in thousands, except percentages)	2026		2025
Change in Interest Rates (Basis points)
Increase of 200	$1,218	0.3%	$29,555	9.2%
Increase of 100	2,256	0.6%	23,330	7.3%
Decrease of 100	(3,400)	(1.0)%	(14,970)	(4.7)%
Decrease of 200	(5,556)	(1.6)%	(32,418)	(10.1)%
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

Annual net interest income in the base scenario as of September 30, 2026 increased to approximately $354.0 million compared to $320.0 million as of December 31, 2025. This increase is mainly driven by higher interest income on loans, as well as higher income on debt securities available for sale. This was offset by a decrease in cash balances held at the Federal Reserve.

The Company periodically reviews the scenarios used for earnings sensitivity to reflect market conditions.

Economic Value of Equity (EVE) Analysis

The following table shows the sensitivity of our EVE as a function of interest rate changes as of the periods presented:

	Change in equity (1)
	September 30,	December 31,
	2026	2025
Change in Interest Rates (Basis points)
Increase of 200	(10.43)%	(13.32)%
Increase of 100	(4.78)%	(3.90)%
Decrease of 100	2.77%	1.79%
Decrease of 200	3.26%	(0.67)%
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

Available for Sale Portfolio mark-to-market exposure

The Company measures the potential change in the market price of its investment portfolio, and the resulting potential change on its equity for different interest rate scenarios. This table shows the result of this test as of September 30, 2026 and December 31, 2025:

	Change in market value (1)
	September 30,	December 31,
(in thousands)	2026	2025
Change in Interest Rates
(Basis points)
Increase of 200	$(255,186)	$(206,181)
Increase of 100	(127,920)	(97,431)
Decrease of 100	121,718	64,457
Decrease of 200	217,292	99,370
__________________
(1) Represents the amounts by which the investment portfolio mark-to-market would change assuming rate shocks are instant and parallel to the yield curves for the various interest rates and indices that affect our net interest income.

The estimated average effective duration of our investment portfolio increased to 5.8 years at September 30, 2026 compared to 4.4 years at December 31, 2025, due to an extension in the average life of the existing portfolio resulting from higher long-term interest rates.
Additionally, the floating rate portfolio decreased to 7.1% at September 30, 2026 from 10.3% at December 31, 2025.

The following table sets forth information regarding our interest rate sensitivity due to the maturities and interest-rate reset dates and other assumptions, of our interest bearing assets and liabilities as of September 30, 2026. This information may not be indicative of our interest rate sensitivity position at other points in time.

	September 30, 2026
(in thousands except percentages)	Total	Less than one year	One to three years	Four to Five Years	More than five years	Non-rate
Earning Assets
Cash and cash equivalents and restricted cash	$361,470	$299,670	$—	$—	$—	$61,800
Time deposits with other banks	500	500	—	—	—	—
Securities:
Debt available for sale, at fair value	2,166,041	355,959	419,073	335,092	1,055,917	—
Federal Reserve and FHLB stock	57,152	40,937	—	—	—	16,215
Loans held for sale	96,584	96,584	—	—	—	—
Marketable equity securities	2,435	2,435	—	—	—	—
Loans held for investment-performing (1)	6,827,379	4,855,371	989,169	428,416	554,423	—
Earning Assets	$9,511,561	$5,651,456	$1,408,242	$763,508	$1,610,340	$78,015
Liabilities
Interest bearing demand, savings, and money market deposits	4,236,579	4,236,579	—	—	—	—
Time deposits	1,927,207	1,649,920	271,188	5,673	426	—
FHLB advances (2)	715,000	280,000	435,000	—	—	—
Senior Notes	48,366	—	—	48,366	—	—
Subordinated Notes	29,922	—	—	—	29,922	—
Junior subordinated debentures	64,178	64,178	—	—	—	—
Interest bearing liabilities	7,021,252	6,230,677	706,188	54,039	30,348	—
Interest rate sensitivity gap		(579,221)	702,054	709,469	1,579,992	78,015
Cumulative interest rate sensitivity gap		(579,221)	122,833	832,302	2,412,294	2,490,309
Earnings assets to interest bearing liabilities (%)		90.7%	199.4%	1,412.9%	5,306.2%	N/M
__________________

(1)      Loan held for investment-performing category excludes $149.5 million of non-performing loans (non-accrual loans and loans 90 days or more past-due and still accruing).
(2) Includes FHLB advances in the amount of $435.0 million set to mature in 2029, which contain quarterly callable features.
N/M    Not meaningful

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. The CEO and the CFO, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases of the Company’s common stock by the Company during the three months ended September 30, 2026:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Current Program(2)
July 1 - July 31	—	—	—	5,223,790
August 1 - August 31	50,592	28.48	50,592	3,783,137
September 1 - September 30	20,000	28.46	20,000	3,213,937
Total	70,592	28.47	70,592	3,213,937

________________
(1) Excludes excise taxes on share repurchases.
(2)    On January 22, 2026, the Company announced that its Board of Directors authorized a new stock repurchase program (the “Stock Repurchase Program”), pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $40 million of its shares of Class A common stock. On October 21, 2026, the Board of Directors of the Company approved an extension of the Stock Repurchase Program from December 31, 2026 to December 31, 2027, as well as an increase of the amount available for repurchases from $40 million to $50 million. Prior to the increase, there was approximately $3 million available for repurchases under the Stock Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1
Employment Agreement, dated September 4, 2026, between Amerant Bank, N.A., Amerant Bancorp Inc. and Carlos Iafigliola (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on September 8, 2026).

4.1
Base Indenture, dated as of September 17, 2026, by and between Amerant Bancorp Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K, filed September 17, 2026).

4.2
First Supplemental Indenture, dated as of September 17, 2026, by and between Amerant Bancorp Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K, filed September 17, 2026).

4.3	Form of Global Note (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to Form 8-K, filed September 17, 2026).
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

AMERANT BANCORP INC. (Registrant)

Date:	November 3, 2026	By:	/s/ Carlos Iafigliola
Carlos Iafigliola
Director, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 3, 2026	By:	/s/ Sharymar Calderon
Sharymar Calderon
Senior Executive Vice-President, Chief Financial Officer (Principal Financial Officer)